Form 10-Q
period 1996-03-31
NEW WORLD TELEVISION INC
filed 1996-05-14
CIK 818092

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1996

                        COMMISSION FILE NUMBER 33-64546

================================================================================

                       NEW WORLD TELEVISION INCORPORATED
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           59-2813891
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              3200 WINDY HILL ROAD
                               SUITE 1100 - WEST
                            ATLANTA, GEORGIA 30339
                    (Address of principal executive offices)

                                 (770) 955-0045
              (Registrant's telephone number, including area code)

                       -------------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:  YES  X   NO
                                               ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.  YES  X   NO
                           ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         AS OF MAY 8, 1996 THE REGISTRANT HAD 100 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING, ALL OF WHICH WERE INDIRECTLY HELD BY NEW WORLD COMMUNICATIONS GROUP INCORPORATED.


================================================================================

                       NEW WORLD TELEVISION INCORPORATED


                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1.          Financial Statements:

                 Condensed Consolidated Balance Sheet
                    - March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . . .        I-1

                 Condensed Consolidated Statement of Operations
                    - Three months ended March 31, 1996 and 1995  . . . . . . . . . . . . .        I-2

                 Consolidated Statement of Common
                    Stockholder's Equity    . . . . . . . . . . . . . . . . . . . . . . . .        I-3

                 Condensed Consolidated Statement of Cash Flows
                    - Three months ended March 31, 1996 and 1995    . . . . . . . . . . . .        I-4

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .        I-5

Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations   . . . . . . . . . . . . . . . . . . . . . .        I-7

                         PART II.  OTHER INFORMATION


                                                                                                  Page
                                                                                                  ----
Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item 2.          Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item 3.          Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . .       II-1

Item 4.          Submission of Matters to a
                    Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .       II-1

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       II-2

                       NEW WORLD TELEVISION INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                               MARCH 31,          DECEMBER 31,
                                                                                 1996                 1995
                                                                              -----------         ------------
                                                                              (UNAUDITED)
                                ASSETS
 Current assets:
          Cash and cash equivalents  . . . . . . . . . . . . . . .             $   9,023           $  20,391
          Receivables  . . . . . . . . . . . . . . . . . . . . . .                51,239              62,062
          Television program contract rights . . . . . . . . . . .                10,862              15,529
          Prepaid expenses . . . . . . . . . . . . . . . . . . . .                 2,769               1,615
          Deferred income taxes  . . . . . . . . . . . . . . . . .                 3,120               3,120
                                                                               ---------           ---------
                  Total current assets . . . . . . . . . . . . . .                77,013             102,717
 Property, plant and equipment . . . . . . . . . . . . . . . . . .               113,610             114,928
 Television program contract rights  . . . . . . . . . . . . . . .                 5,100               4,134
 Intangible assets . . . . . . . . . . . . . . . . . . . . . . . .               571,043             576,539
 Note receivable from related party and other assets . . . . . . .                26,585              25,608
                                                                               ---------           ---------
                                                                               $ 793,351           $ 823,926
                                                                               =========           =========

 LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

 Current liabilities:
          Accounts payable and accrued expenses  . . . . . . . . .             $  18,188           $  27,632
          Income taxes payable . . . . . . . . . . . . . . . . . .                 3,392               3,978
          Payable to related parties . . . . . . . . . . . . . . .                   999               3,647
          Television program contracts payable . . . . . . . . . .                13,641              18,262
          Current portion of long-term debt  . . . . . . . . . . .                 5,967               5,967
                                                                               ---------           ---------
                  Total current liabilities  . . . . . . . . . . .                42,187              59,486
 Non-current television program contract payable . . . . . . . . .                 4,732               4,499
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .               505,002             509,767
 Other non-current liabilities . . . . . . . . . . . . . . . . . .                18,647              20,049
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                76,615              78,360
 Commitments and contingencies
 Stockholder's equity:
          Common stock, $.01 par value, 40,000,000 shares
                  authorized, 100 shares issued and outstanding  .
          Additional paid-in capital . . . . . . . . . . . . . . .               184,696             184,696
          Accumulated deficit  . . . . . . . . . . . . . . . . . .               (38,528)            (32,931)
                                                                               ---------           ---------
                  Total stockholder's equity . . . . . . . . . . .               146,168             151,765
                                                                               ---------           ---------
                                                                               $ 793,351           $ 823,926
                                                                               =========           =========


    See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ----------------------------
                                                                                 1996                1995
                                                                               --------            --------
 Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 53,235            $ 55,093

 Operating expenses  . . . . . . . . . . . . . . . . . . . . . . .               37,541              44,853
 Depreciation and amortization of intangible assets  . . . . . . .                8,955               9,501
 Corporate expenses  . . . . . . . . . . . . . . . . . . . . . . .                1,846               1,634
                                                                               --------            --------
          Income (loss) from operations  . . . . . . . . . . . . .                4,893                (895)
                                                                               --------            --------

 Other income (expense):
          Interest income  . . . . . . . . . . . . . . . . . . . .                  808                 777
          Interest expense . . . . . . . . . . . . . . . . . . . .              (13,086)            (15,190)
          Gain on sale of WSBK-TV  . . . . . . . . . . . . . . . .                    -              40,993
          Other  . . . . . . . . . . . . . . . . . . . . . . . . .                    -                   7
                                                                               --------            --------
                 Other income (expense), net . . . . . . . . . . .              (12,278)             26,587
                                                                               --------            --------

 Income (loss) before income taxes . . . . . . . . . . . . . . . .               (7,385)             25,692
 Benefit (provision) for income taxes  . . . . . . . . . . . . . .                1,788             (33,881)
                                                                               --------            --------
                 Net loss  . . . . . . . . . . . . . . . . . . . .             $ (5,597)           $ (8,189)
                                                                               ========            ========




     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                      ADDITIONAL
                                                   COMMON              PAID-IN             ACCUMULATED
                                                    STOCK              CAPITAL               DEFICIT             TOTAL
                                                  ----------          ----------           -----------        -----------
 Balance at December 31, 1995  . . . . .          $                   $  184,696           $  (32,931)        $  151,765
 Net loss  . . . . . . . . . . . . . . .                   -                   -               (5,597)            (5,597)
                                                  ----------          ----------           ----------         ----------

 Balance at March 31, 1996 . . . . . . .          $                   $  184,696           $  (38,528)        $  146,168
                                                  ==========          ==========           ==========         ==========



    See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              ------------------------------
                                                                                 1996               1995
                                                                              ----------         -----------
 Cash flow from operating activities:
          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (5,597)         $   (8,189)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
              Gain on sale of WSBK-TV  . . . . . . . . . . . . . . . . .              -             (40,993)
              Deferred tax (benefit) provision . . . . . . . . . . . . .         (1,745)             26,930
              Depreciation and amortization of intangible assets . . . .          8,955               9,501
              Television program contract rights
                  amortization over (under) payments . . . . . . . . . .           (687)              1,110
              Noncash interest expense . . . . . . . . . . . . . . . . .             88                 292
              Decrease in receivables and other assets . . . . . . . . .          9,691               7,415
              Decrease in liabilities  . . . . . . . . . . . . . . . . .        (14,168)             (7,573)
                                                                              ---------          ----------
                  Total adjustments  . . . . . . . . . . . . . . . . . .          2,134              (3,318)
                                                                              ---------          ----------
          Net cash used in operating activities  . . . . . . . . . . . .         (3,463)            (11,507)

 Cash flow from investing activities:
          Proceeds from sale of WSBK-TV  . . . . . . . . . . . . . . . .              -             107,500
          Investment in Program Co.  . . . . . . . . . . . . . . . . . .         (1,000)                  -
          Capital expenditures . . . . . . . . . . . . . . . . . . . . .         (2,140)             (4,048)
                                                                              ---------          ----------
          Net cash provided by (used in) investing activities  . . . . .         (3,140)            103,452

 Cash flow from financing activities:
          Increase in restricted cash  . . . . . . . . . . . . . . . . .              -             (77,318)
          Repayment of debt  . . . . . . . . . . . . . . . . . . . . . .         (4,765)            (27,469)
                                                                              ---------          ----------
          Net cash used in financing activities  . . . . . . . . . . . .         (4,765)           (104,787)
                                                                              ---------          ----------

 Net decrease in cash  . . . . . . . . . . . . . . . . . . . . . . . . .        (11,368)            (12,842)
 Cash balance, beginning of period . . . . . . . . . . . . . . . . . . .         20,391              28,823
                                                                              ---------          ----------
 Cash balance, end of period . . . . . . . . . . . . . . . . . . . . . .      $   9,023          $   15,981
                                                                              =========          ==========
 Supplemental disclosures:

          Cash paid for interest . . . . . . . . . . . . . . . . . . . .      $  23,162          $   25,309
                                                                              =========          ==========
          Purchase of film program contract rights . . . . . . . . . . .      $   1,769          $    1,478
                                                                              =========          ==========


     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)


         New World Television Incorporated ("NW Television" or the "Company"), is a wholly-owned subsidiary of New World Communications Group Incorporated ("NWCG").

         The Company owns the capital stock and other assets of six broadcast television stations (the "Stations") and certain related companies (the "Broadcast Subsidiaries").


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTERIM REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of management the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the unaudited interim periods presented. Results for the interim periods presented are not necessarily indicative of the results which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995.


2.       SALE OF THE BOSTON STATION AND PRO FORMA FINANCIAL INFORMATION

         In March 1995 the Company sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5 million. The Company repaid $19.5 million of the Bank Credit Agreement Loans in March 1995 and $77.3 million of the Step-up Notes in April 1995 from the net proceeds of the Boston Station sale.

                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)



         The following condensed pro-forma financial information gives effect, as of January 1, 1995, to the sale of the Boston Station and the repayment of debt with the net proceeds from the sale. The pro forma financial information does not necessarily reflect the future results or the results that would have occurred had these transactions actually occurred on January 1, 1995.


                                            Pro Forma Three months ended
                                                   March 31, 1995
                                            ----------------------------
         Net revenue                                 $  49,352

         Net loss                                    $ (12,298)
                                                     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes of the Company and its annual report for the year ended December 31, 1995.

RESULTS OF OPERATIONS

         Three months ended March 31, 1996 Compared to 1995.   Net revenue
decreased $1.9 million or 3.4% in 1996 over 1995. The decrease reflects an increase of $3.8 million for the six original stations owned for both periods offset by a decrease of $5.7 million reflecting the sale of the Boston Station in March of 1995. The increase for the six original stations is due to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues.

         Operating expenses decreased $7.3 million due to a decrease of $6.2 million reflecting the sale of the Boston Station in March of 1995 and a decrease of $1.1 million for the original six stations due primarily to lower programming costs in 1996.

         The decrease in interest expense of $2.1 million reflects the reduced principal balance of debt due to debt payments.

         The income tax expense in 1995 resulted primarily from the recognition of income taxes on the sale of the Boston Station. The liability associated with these taxes will be offset by utilization of pre-Plan Effective Date net operating losses. The utilization was reflected as a reduction of excess reorganization value.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company has total outstanding debt of $511.0 million. The decrease in debt from December 31, 1995 reflects the repayment of $4.8 million of the Step-up Notes as a scheduled payment.

         In order to service the currently outstanding debt, the primary source of funds will be broadcasting operating cash flow. The Company believes that broadcasting operating cash flow and financing activities permitted under existing debt agreements will be sufficient to enable the Company to satisfy current requirements for operating, investing and financing activities of the Company and its subsidiaries, including debt service prior to final maturity. In order to meet principal payments upon the final maturity of its various debt facilities outstanding, the earliest of which occurs in 1998, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking additional capital contributions. There can be no assurance that any of such actions could be effected on satisfactory terms, that they would enable the Company to continue to satisfy the Company's capital requirements or that they would be permitted by the terms of existing or future debt agreements.

         The Company's capital budget for 1996 is approximately $11.1 million. In connection with the broadcast stations' change in affiliation to the Fox Network, the stations provide more locally-produced programming which requires additional capital expenditures and operating expenses.

         Under the terms of its debt agreements, under certain circumstances, the Company may invest up to an aggregate of $7.5 million annually in a venture involved in production of first-run television programming, the syndication of such programming, the operation of a national sales representative firm or other television programming and distribution activities. The Company made an investment of preferred stock and debt in an affiliated company aggregating $23.5 million as of March 31, 1996.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The registrant and its subsidiaries are defendants in a number of lawsuits which have arisen in the ordinary course of business. The registrant is insured for a substantial portion of any potential losses and believes the ultimate resolution of these matters will not have a material adverse affect on the registrant.


Item 2.  Changes in Securities.

                 Not applicable.


Item 3.  Defaults Upon Senior Securities.

                 (a)  Not applicable.
                 (b)  Not applicable.


Item 4.  Submission of Matters to a Vote of Security-Holders.

                 Not applicable.


Item 5.  Other Information.

                 Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                 10.1 Employment Agreement, dated as of January 1, 1996, by and between the Company and Farrell Reynolds (incorporated by reference to exhibit 10.1 of the New World Communications Group Incorporated Form 10-Q for the quarter ended March 31,
                 1996).

                 27.1     Financial Data Schedule (for SEC use only).

         (b)     Reports filed on Form 8-K:

                 None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW WORLD TELEVISION INCORPORATED
                                            (Registrant)





                                   By: /s/ Joseph P. Page
                                      --------------------------------
                                              Joseph P. Page
                                              Vice President and
                                              Chief Financial Officer





Dated: May 13, 1996

                                 EXHIBIT INDEX


Exhibit No.               Description
10.1                      Employment Agreement, dated as of January 1, 1996,
                          by and between the Company and Farrell Reynolds
                          (incorporated by reference to exhibit 10.1 of the
                          New World Communications Group Incorporated form
                          10-Q for the quarter ended March 31, 1996).

27.1                      Financial Data Schedule (for SEC use only).
