Form 10-Q
period 1996-06-30
NEW WORLD TELEVISION INC
filed 1996-08-13
CIK 818092

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1996

                        COMMISSION FILE NUMBER 33-64546

- --------------------------------------------------------------------------------

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


                         ----------------------------


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         AS OF AUGUST 8, 1996 THE REGISTRANT HAD 100 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING, ALL OF WHICH WERE INDIRECTLY HELD BY NEW WORLD COMMUNICATIONS GROUP INCORPORATED.

- --------------------------------------------------------------------------------

                       NEW WORLD TELEVISION INCORPORATED


                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheet
                  June 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . .        I-1

                Condensed Consolidated Statement of Operations
                  Three months ended June 30, 1996 and 1995   . . . . . . . . . . . . . . .        I-2

                Condensed Consolidated Statement of Operations
                  Six months ended June 30, 1996 and 1995   . . . . . . . . . . . . . . . .        I-3

                Consolidated Statement of Stockholder's Equity    . . . . . . . . . . . . .        I-4

                Condensed Consolidated Statement of Cash Flows
                  Six months ended June 30, 1996 and 1995   . . . . . . . . . . . . . . . .        I-5

                Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . .        I-6

Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . .        I-9


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

Item 4.          Submission of Matters to a
                   Vote of Security-Holders . . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .       II-1

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       II-2


                       NEW WORLD TELEVISION INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                JUNE 30,              DECEMBER 31,
                                                                                  1996                    1995
                                                                               ------------          -------------
                                                                               (UNAUDITED)
                                ASSETS

 Current assets:
          Cash and cash equivalents  . . . . . . . . . . . . . . .             $     19,201          $      20,391
          Receivables  . . . . . . . . . . . . . . . . . . . . . .                   63,056                 62,062
          Television program contract rights . . . . . . . . . . .                    7,317                 15,529
          Prepaid expenses . . . . . . . . . . . . . . . . . . . .                    2,371                  1,615
          Deferred income taxes  . . . . . . . . . . . . . . . . .                    3,120                  3,120
                                                                               ------------          -------------
                  Total current assets . . . . . . . . . . . . . .                   95,065                102,717
 Property, plant and equipment . . . . . . . . . . . . . . . . . .                  112,426                114,928
 Television program contract rights  . . . . . . . . . . . . . . .                    3,633                  4,134
 Intangible assets . . . . . . . . . . . . . . . . . . . . . . . .                  564,572                576,539
 Note receivable from related party and other assets . . . . . . .                   28,520                 25,608
                                                                               ------------          -------------
                                                                               $    804,216          $     823,926
                                                                               ============          =============
                      LIABILITIES AND STOCKHOLDER'S EQUITY


 Current liabilities:
          Accounts payable and accrued expenses  . . . . . . . . .             $     29,951          $      27,632
          Income taxes payable . . . . . . . . . . . . . . . . . .                    3,680                  3,978
          Payable to related parties . . . . . . . . . . . . . . .                        -                  3,647
          Television program contracts payable . . . . . . . . . .                    9,412                 18,262
          Current portion of long-term debt  . . . . . . . . . . .                    5,967                  5,967
                                                                               ------------          -------------
                  Total current liabilities  . . . . . . . . . . .                   49,010                 59,486
 Non-current television program contract payable . . . . . . . . .                    3,696                  4,499
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .                  505,002                509,767
 Other non-current liabilities . . . . . . . . . . . . . . . . . .                   19,594                 20,049
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                   78,718                 78,360
 Commitments and contingencies
 Stockholder's equity:
          Common stock, $.01 par value, 40,000,000 shares
                  authorized, 100 shares issued and outstanding  .
          Additional paid-in capital . . . . . . . . . . . . . . .                  184,696                184,696
          Accumulated deficit  . . . . . . . . . . . . . . . . . .                  (36,500)               (32,931)
                                                                               ------------          -------------
                  Total stockholder's equity . . . . . . . . . . .                  148,196                151,765
                                                                               ------------          -------------
                                                                               $    804,216          $     823,926
                                                                               ============          =============

     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                       -------------------------------------
                                                                            1996                   1995
                                                                       -------------          --------------
 Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      66,771          $       61,318

 Operating expenses  . . . . . . . . . . . . . . . . . . . . . . .            37,993                  37,821
 Depreciation and amortization of intangible assets  . . . . . . .             9,016                   8,576
 Corporate expenses  . . . . . . . . . . . . . . . . . . . . . . .             1,799                   1,356
                                                                       -------------          --------------
          Income from operations . . . . . . . . . . . . . . . . .            17,963                  13,565
                                                                       -------------          --------------
 Other income (expense):
          Interest income  . . . . . . . . . . . . . . . . . . . .               704                   1,007
          Interest expense . . . . . . . . . . . . . . . . . . . .           (13,156)                (13,519)
          Gain on sale of WSBK-TV  . . . . . . . . . . . . . . . .                 -                    (522)
          Other  . . . . . . . . . . . . . . . . . . . . . . . . .               (29)                      -
                                                                       -------------          --------------
          Other income (expense), net  . . . . . . . . . . . . . .           (12,481)                (13,034)
                                                                       -------------          --------------

 Income  before income taxes . . . . . . . . . . . . . . . . . . .             5,482                     531
 Provision for income taxes  . . . . . . . . . . . . . . . . . . .            (3,454)                 (1,628)
                                                                       -------------          --------------
          Net income (loss)  . . . . . . . . . . . . . . . . . . .     $       2,028          $       (1,097)
                                                                       =============          ==============



     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                       --------------------------------------
                                                                              1996                    1995
                                                                       --------------          --------------
 Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      120,006          $      116,411

 Operating expenses  . . . . . . . . . . . . . . . . . . . . . . .             75,534                  82,674
 Depreciation and amortization of intangible assets  . . . . . . .             17,971                  18,077
 Corporate expenses  . . . . . . . . . . . . . . . . . . . . . . .              3,645                   2,990
                                                                       --------------          --------------
          Income from operations . . . . . . . . . . . . . . . . .             22,856                  12,670
                                                                       --------------          --------------
 Other income (expense):
          Interest income  . . . . . . . . . . . . . . . . . . . .              1,512                   1,784
          Interest expense . . . . . . . . . . . . . . . . . . . .            (26,242)                (28,709)
          Gain on sale of WSBK-TV  . . . . . . . . . . . . . . . .                  -                  40,471
          Other  . . . . . . . . . . . . . . . . . . . . . . . . .                (29)                      7
                                                                       --------------          --------------
          Other income (expense), net  . . . . . . . . . . . . . .            (24,759)                 13,553
                                                                       --------------          --------------

 Income (loss) before income taxes . . . . . . . . . . . . . . . .             (1,903)                 26,223
 Provision for income taxes  . . . . . . . . . . . . . . . . . . .             (1,666)                (35,509)
                                                                       --------------          --------------
          Net loss . . . . . . . . . . . . . . . . . . . . . . . .     $       (3,569)         $       (9,286)
                                                                       ==============          ==============



     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               ADDITIONAL
                                              COMMON            PAID-IN            ACCUMULATED
                                               STOCK            CAPITAL              DEFICIT              TOTAL
                                           -------------     -------------       ---------------      -------------
 Balance at December 31, 1995  . . . . .   $                 $     184,696       $      (32,931)      $    151,765
 Net loss  . . . . . . . . . . . . . . .              -                  -               (3,569)            (3,569)
                                           -------------     -------------       ---------------      -------------

 Balance at June 30, 1996  . . . . . . .   $                 $     184,696       $      (36,500)      $    148,196
                                           =============     =============       ===============      =============



     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                 ------------------------------------
                                                                      1996                   1995
                                                                 -----------           --------------
 Cash flow from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . .     $    (3,569)          $      (9,286)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Gain on sale of WSBK-TV  . . . . . . . . . . . . . .              -                 (40,471)
         Deferred tax provision . . . . . . . . . . . . . . .          1,333                  27,890
         Depreciation and amortization of intangible assets           17,971                  18,077
         Television program contract rights
           amortization over (under) payments . . . . . . . .           (941)                  1,045
         Noncash interest expense . . . . . . . . . . . . . .            210                     471
         Increase in receivables and other assets . . . . . .         (1,806)                 (2,559)
         Increase (decrease) in liabilities . . . . . . . . .         (2,145)                     73
                                                                 -----------           -------------
             Total adjustments  . . . . . . . . . . . . . . .         14,622                   4,526
                                                                 -----------           -------------
    Net cash provided by (used in) operating activities . . .         11,053                  (4,760)

 Cash flow from investing activities:
    Proceeds from sale of WSBK-TV . . . . . . . . . . . . . .              -                 107,500
    Investment in Program Co. . . . . . . . . . . . . . . . .         (3,000)                      -
    Capital expenditures. . . . . . . . . . . . . . . . . . .         (4,478)                 (6,878)
                                                                 -----------           -------------
    Net cash provided by (used in) investing activities               (7,478)                100,622

 Cash flow from financing activities:
    Repayment of debt  . . . . . . . . . . . . . . . . . . . .        (4,765)               (104,787)
                                                                 -----------           -------------
    Net cash used in financing activities  . . . . . . . . . .        (4,765)               (104,787)
                                                                 -----------           -------------
 Net decrease in cash  . . . . . . . . . . . . . . . . . . . .        (1,190)                 (8,925)
 Cash balance, beginning of period . . . . . . . . . . . . . .        20,391                  28,823
                                                                 -----------           -------------
 Cash balance, end of period . . . . . . . . . . . . . . . . .   $    19,201           $      19,898
                                                                 ===========           =============

 Supplemental disclosures:
    Cash paid for interest . . . . . . . . . . . . . . . . . .   $    25,856           $      27,966
                                                                 ===========           =============
    Purchase of television program contract rights . . . . . .   $     2,816           $       1,631
                                                                 ===========           =============



     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)


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

2.       PROPOSED MERGER WITH NEWS CORP.

         NWCG, NWCG (Parent) Holdings Corporation, a Delaware corporation and a subsidiary of Andrews Group Incorporated ("NWCGP"), NWCG Holdings Corporation, a Delaware corporation and a subsidiary of NWCGP ("Holdings"), and The News Corporation Limited, a South Australia corporation ("News Corp."), entered into a binding Memorandum of Understanding, dated as of July 17, 1996 (the "Agreement") pursuant to which (a) a subsidiary of News Corp. will merge with and into NWCG and NWCG will become a subsidiary of News Corp. (the "Merger"), and each outstanding share of common stock of the Company (other than shares held by News Corp.) will be converted into the right to receive
         1.45 American Depository Receipts ("ADRs") of News Corp., each representing four Preferred Limited Voting Ordinary Shares of News Corp. (b) News Corp. will purchase from NWCGP (i) all of the shares of capital stock of NWCG owned by NWCGP and (ii) all of the outstanding stock of Holdings for 1.45 ADRs per share of common stock of NWCG owned in the aggregate by NWCGP and Holdings,

                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)


         reduced by the amount of certain indebtedness of Holdings, (c) News Corp. will purchase from an affiliate of NWCGP certain real estate consisting of an office building that serves as NWCG's headquarters in Los Angeles, California, and (d) News Corp. will assume all of the obligations of an affiliate of NWCGP under certain promissory notes issued in connection with the acquisition of NW Entertainment. In addition, NWCGP has agreed to vote, or cause to be voted, all of the shares of capital stock of NWCG beneficially owned by it or its subsidiaries in favor of the Merger and, if applicable, the other transactions contemplated by the Agreement.

         The Merger and the other transactions are conditioned on one another and the Merger is subject to certain other conditions, including regulatory approvals and the approval of the shareholders of NWCG. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied or that, as a condition to the grant of any approvals by government agencies, changes will not be required to the terms of the Agreement. No effects of the proposed merger with News Corp. are reflected in the accompanying unaudited condensed consolidated financial statements.

3.       SALE OF THE BOSTON STATION AND PRO FORMA FINANCIAL INFORMATION

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


                                                      Pro Forma Six
                                                      months ended
                                                      June 30, 1995
                                                     ----------------
         Net revenue                                 $    110,670


         Net loss                                    $    (11,334)


                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)



4.       PENDING DISPOSITION

         In May 1996 the Company entered into an agreement to sell substantially all of the assets of KNSD-TV (the "San Diego Station") to National Broadcasting Company, Inc. ("NBC") for $225 million, subject to certain adjustments. The transaction is subject to various closing conditions, including regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes of the Company and its annual report for the year ended December 31, 1995. No effects of the proposed merger with News Corp. are reflected in the accompanying unaudited condensed consolidated financial statements (Note 2).

RESULTS OF OPERATIONS

         Three months ended June 30, 1996 Compared to 1995.   Net revenue
increased $5.5 million or 8.9% in 1996 over 1995. The increase for the six original stations is due to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues.

         Corporate expenses increased $.4 million or 32.7% due primarily to increased corporate personnel costs.

         Income tax expense increased in 1996 due to higher taxable income. Utilization of net operating losses to offset taxable income is reflected as a reduction of excess reorganization value.

         Six months ended June 30, 1996 Compared to 1995.   Net revenue
increased $3.6 million or 3.1% in 1996 over 1995. The increase reflects an increase of $9.3 million for the six original stations owned for both periods offset by a decrease of $5.7 million reflecting the sale of the Boston Station in March of 1995. The increase for the six original stations is due to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues.

         Operating expenses decreased $7.1 million due to a decrease of $6.2 million reflecting the sale of the Boston Station in March 1995 and a decrease of $.9 million for the original six stations due primarily to lower programming contract costs in 1996.

         Corporate expenses increased $.7 million or 21.9% due primarily to increased personnel costs.

         The decrease in interest expense of $2.5 million reflects the reduced principal balance of debt due to debt payments.

         The income tax expense in 1995 resulted primarily from the recognition of income taxes on the sale of the Boston Station. The liability associated with these taxes was offset by utilization of pre-Plan Effective Date net operating losses. The utilization was reflected as a reduction of excess reorganization value.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company has total outstanding debt of $511.0 million. The decrease in debt from December 31, 1995 reflects the repayment of $4.8 million of the Step-Up Notes as a scheduled payment.

         The Company plans to reduce certain of its debt with the proceeds from the pending sale of the San Diego Station to NBC. The gross proceeds from the sale of the San Diego Station of $225 million, subject to certain adjustments, will be used to pay off the Bank Credit Agreement Loans and to offer to repurchase all of the outstanding Step-Up Notes and a portion of the 11% Notes. There is no guarantee that the offers made to repurchase the Step-Up Notes and the 11% Notes will be accepted by all of the holders; any remaining net proceeds will be available for use by the Company as permitted by its various debt instruments.

         The Merger will result in a change of control under certain of the Company's debt agreements, which will result in an event of default thereunder or give the holders of such debt the right to require the Company to repurchase such indebtedness. No effect of a change in control is reflected in the accompanying unaudited condensed consolidated financial statements.

         The Company's capital budget for 1996 is approximately $11.1 million. In connection with the broadcast stations' change in affiliation to the Fox Network, the stations provide more locally-produced programming which requires additional capital expenditures and operating expenses.

         Under the terms of its debt agreements, under certain circumstances, the Company may invest up to an aggregate of $7.5 million annually in a venture involved in production of first-run television programming, the syndication of such programming, the operation of a national sales representative firm or other television programming and distribution activities. The Company made an investment of preferred stock and debt in an affiliated company aggregating $25.5 million as of June 30, 1996.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                 27       Financial Data Schedule (for SEC use only)

         (b)     Reports filed on Form 8-K:

                 May 22, 1996 (Items 5 and 7).
                 July 17, 1996 (Items 1 and 7).

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


                                        NEW WORLD TELEVISION INCORPORATED
                                                  (Registrant)




                                        By:    /s/ Joseph P. Page
                                           -------------------------------
                                                   Joseph P. Page
                                                   Vice President and
                                                   Chief Financial Officer




Dated: August 12, 1996

                                 EXHIBIT INDEX



 Exhibit No.                     Description

  27                              Financial Data Schedule (for SEC use only).