Form 10-Q
period 1996-09-30
NEW WORLD TELEVISION INC
filed 1996-11-14
CIK 818092

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1996

                        COMMISSION FILE NUMBER 33-64546

================================================================================


                       NEW WORLD TELEVISION INCORPORATED
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     59-2813891
  (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)


                              3200 WINDY HILL ROAD
                               SUITE 1100 - WEST
                            ATLANTA, GEORGIA  30339
                    (Address of principal executive offices)

                                 (770) 955-0045
              (Registrant's telephone number, including area code)

                            ---------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     AS OF NOVEMBER 12, 1996 THE REGISTRANT HAD 100 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING, ALL OF WHICH WERE INDIRECTLY HELD BY NEW WORLD COMMUNICATIONS GROUP INCORPORATED.

================================================================================

                       NEW WORLD TELEVISION INCORPORATED


                                     INDEX

                         PART I. FINANCIAL INFORMATION


                                                                           Page
                                                                           ----
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheet
             September 30, 1996 and December 31, 1995 ....................   I-1

        Condensed Consolidated Statement of Operations
             Three months ended September 30, 1996 and 1995 ..............   I-2

        Condensed Consolidated Statement of Operations
             Nine Months Ended September 30, 1996 and 1995 ...............   I-3

        Consolidated Statement of Stockholder's Equity ...................   I-4

        Condensed Consolidated Statement of Cash Flows
             Nine Months Ended September 30, 1996 and 1995 ...............   I-5

        Notes to Condensed Consolidated Financial Statements .............   I-6

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................   I-11

                         PART II.  OTHER INFORMATION



                                                    Page
                                                    ----

 Item 1.       Legal Proceedings .................  II-1

 Item 2.       Changes in Securities .............  II-1

 Item 3.       Defaults Upon Senior Securities ...  II-1

 Item 4.       Submission of Matters to a
                 Vote of Security-Holders ........  II-1

 Item 5.       Other Information .................  II-1

 Item 6.       Exhibits and Reports on Form 8-K ..  II-1

               Signatures.........................  II-2

                       NEW WORLD TELEVISION INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1996            1995
                                                         -------------    -----------
                                                          (UNAUDITED)
                      ASSETS
Current assets:
   Cash and cash equivalents. . . . . . . . . . . .          $ 16,017      $ 20,391
   Receivables  . . . . . . . . . . . . . . . . . .            52,634        62,062
   Television program contract rights . . . . . . .            20,150        15,529
   Prepaid expenses . . . . . . . . . . . . . . . .             2,466         1,615
   Deferred income taxes  . . . . . . . . . . . . .             3,120         3,120
                                                             --------      --------
    Total current assets. . . . . . . . . . . . . .            94,387       102,717
Property, plant and equipment . . . . . . . . . . .           110,590       114,928
Television program contract rights. . . . . . . . .             4,823         4,134
Intangible assets . . . . . . . . . . . . . . . . .           560,051       576,539
Note receivable from related party
  and other assets. . . . . . . . . . . . . . . . .            32,978        25,608
                                                             --------      --------
                                                             $802,829      $823,926
                                                             ========      ========
       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable and accrued expenses. . . . . .          $ 18,922      $ 27,632
   Income taxes payable . . . . . . . . . . . . . .             3,596         3,978
   Payable to related parties . . . . . . . . . . .               413         3,647
   Television program contracts payable . . . . . .            21,265        18,262
   Current portion of long-term debt. . . . . . . .             5,967         5,967
                                                             --------      --------
     Total current liabilities. . . . . . . . . . .            50,163        59,486
Non-current television program contract payable . .             6,170         4,499
Long-term debt. . . . . . . . . . . . . . . . . . .           505,002       509,767
Other non-current liabilities . . . . . . . . . . .            19,524        20,049
Deferred income taxes . . . . . . . . . . . . . . .            78,547        78,360
Commitments and contingencies
Stockholder's equity:
   Common stock, $.01 par value, 40,000,000 shares
    authorized, 100 shares issued and outstanding .
   Additional paid-in capital . . . . . . . . . . .           184,696       184,696
   Accumulated deficit. . . . . . . . . . . . . . .           (41,273)      (32,931)
                                                             --------      --------
    Total stockholder's equity. . . . . . . . . . .           143,423       151,765
                                                             --------      --------
                                                             $802,829      $823,926
                                                             ========      ========

     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            --------   --------
                                                              1996       1995
                                                            --------   --------

Net revenue. . . . . . . . . . . . . . . . . . . . . .      $ 56,541   $ 51,226
Operating expenses . . . . . . . . . . . . . . . . . .        39,088     38,685
Depreciation and amortization of intangible assets . .         9,340      8,435
Corporate expenses . . . . . . . . . . . . . . . . . .         1,860      2,183
                                                            --------   --------
 Income from operations. . . . . . . . . . . . . . . .         6,253      1,923
                                                            --------   --------
Other income (expense):
 Interest income . . . . . . . . . . . . . . . . . . .           982        764
 Interest expense. . . . . . . . . . . . . . . . . . .       (13,098)   (13,286)
 Other . . . . . . . . . . . . . . . . . . . . . . . .           (15)         -
                                                            --------   --------
   Other income (expense), net . . . . . . . . . . . .       (12,131)   (12,522)
                                                            --------   --------
Loss  before income taxes. . . . . . . . . . . . . . .        (5,878)   (10,599)
Benefit for income taxes . . . . . . . . . . . . . . .         1,105      2,939
                                                            --------   --------
   Net income (loss). . . . . . . . . . . . . . . . .       $ (4,773)  $ (7,660)
                                                            ========   ========

     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            --------   --------
                                                              1996       1995
                                                            --------   --------
Net revenue  . . . . . . . . . . . . . . . . . . . . . .    $176,547   $167,637
Operating expenses . . . . . . . . . . . . .                 114,622    121,359
Depreciation and amortization of intangible assets . . .      27,311     26,512
Corporate expenses . . . . . . . . . . . . . . . . . . .       5,505      5,173
                                                            --------   --------
 Income from operations  . . . . . . . . . . . . . . . .      29,109     14,593
                                                            --------   --------

Other income (expense):
 Interest income . . . . . . . . . . . . . . . . . . . .       2,494      2,548
 Interest expense  . . . . . . . . . . . . . . . . . . .     (39,340)   (41,995)
 Gain on sale of WSBK-TV . . . . . . . . . . . . . . . .          -      40,471
 Other . . . . . . . . . . . . . . . . . . . . . . . . .        (44)          7
                                                            --------   --------
     Other income (expense), net . . . . . . . . . . . .    (36,890)      1,031
                                                            --------   --------
Income (loss) before income taxes. . . . . . . . . . . .     (7,781)     15,624
Provision for income taxes . . . . . . . . . . . . . . .       (561)    (32,570)
                                                            --------   --------
     Net loss. . . . . . . . . . . . . . . . . . . . . .   $ (8,342)   $(16,946)
                                                            ========   ========

     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                             ADDITIONAL
                                     COMMON   PAID-IN    ACCUMULATED
                                     STOCK    CAPITAL      DEFICIT      TOTAL
                                     -------  ---------  ------------   ------
Balance at December 31, 1995 . . .   $         $184,696    $(32,931)  $151,765
Net loss . . . . . . . . . . . . .        -           -      (8,342)    (8,342)
                                     ------    --------    --------   --------
Balance at September 30, 1996. . .   $         $184,696    $(41,273)  $143,423
                                     ======    ========    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             1996        1995
                                                           ---------  ----------
Cash flow from operating activities:
 Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $ (8,342)  $ (16,946)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Gain on sale of WSBK-TV . . . . . . . . . . . . . . .         -     (40,471)
    Deferred tax provision  . . . . . . . . . . . . . . .       187      24,970
    Depreciation and amortization of intangible assets       27,311      26,512
    Television program contract rights
     amortization over (under) payments . . . . . . . . .      (636)      1,835
    Noncash interest expense  . . . . . . . . . . . . . .       283         643
    Increase in receivables and other assets  . . . . . .     8,489       3,452
    Increase (decrease) in liabilities  . . . . . . . . .   (12,915)     (5,582)
                                                           --------   ---------
     Total adjustments. . . . . . . . . . . . . . . . . .    22,719      11,359
                                                           --------   ---------
 Net cash provided by (used in) operating activities. . .    14,377      (5,587)
Cash flow from investing activities:
   Proceeds from sale of WSBK-TV. . . . . . . . . . . . .        -      107,500
   Investment in Program Co . . . . . . . . . . . . . . .    (7,500)     (7,500)
   Capital expenditures . . . . . . . . . . . . . . . . .    (6,486)     (8,732)
                                                           --------   ---------
   Net cash provided by (used in) investing activities. .   (13,986)     91,268
Cash flow from financing activities:
   Repayment of debt. . . . . . . . . . . . . . . . . . .    (4,765)   (104,787)
                                                           --------   ---------
   Net cash used in financing activities. . . . . . . . .    (4,765)   (104,787)
                                                           --------   ---------
Net decrease in cash. . . . . . . . . . . . . . . . . . .    (4,374)    (19,106)
Cash balance, beginning of period . . . . . . . . . . . .    20,391      28,823
                                                           --------   ---------
Cash balance, end of period . . . . . . . . . . . . . . .  $ 16,017   $   9,717
                                                           ========   =========
Supplemental disclosures:
   Cash paid for interest . . . . . . . . . . . . . . . .  $ 49,466   $  51,287
                                                           ========   =========
   Purchase of television program contract rights . . . .  $ 23,236   $  24,772
                                                           ========   =========

     See accompanying notes to condensed consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


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

2.    PROPOSED MERGER WITH NEWS CORP.

      NWCG, NWCG (Parent) Holdings Corporation, a Delaware corporation and a subsidiary of Andrews Group Incorporated ("NWCGP"), NWCG Holdings Corporation, a Delaware corporation and a subsidiary of NWCGP ("Holdings"), and The News Corporation Limited, a South Australia corporation ("News Corp."), entered into a binding Memorandum of Understanding, dated as of July 17, 1996 (the "Agreement"). The Agreement provides that the parties thereto may execute definitive agreements to consummate the transactions contemplated by the Agreement. On September 24, 1996, the parties entered into definitive agreements in furtherance of the transactions contemplated by the Agreement.

      Fox Television Stations, Inc. ("Fox"), a corporation in which News Corp. has an indirect interest, will acquire all of the shares of Common Stock of NWCG (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary or as to

                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


      which dissenters' rights are properly exercised) ("Common Stock") and NWCG will become a subsidiary of Fox. The term "News Corp. Subsidiary" means any subsidiary of News Corp., Twentieth Holdings Corporation, a Delaware corporation in which News Corp. has an indirect interest ("THC"), or any other subsidiary of THC, including Fox. Immediately prior to the time (the "Effective Time") the certificate of merger relating to the Merger, filed with the Secretary of State of Delaware, becomes effective pursuant to the General Corporation Law of the State of Delaware (the "DGCL"), Fox will purchase (the "Stock Purchase") from NWCG Parent, pursuant to the Stock Purchase Agreement, 2,682,236 shares of NWCG Class B Common Stock ("Class B Common Stock") owned by NWCG Parent and all of the outstanding shares of capital stock of NWCG Holdings Corporation, a Delaware corporation and a wholly owned subsidiary of NWCG Parent ("NWCG Holdings"). NWCG Parent and NWCG Holdings are affiliates of Mafco Holdings Inc., a Delaware corporation ("Mafco"), which is wholly owned by Mr. Ronald O. Perelman, the Chairman of the Board of Directors of NWCG. The principal asset of NWCG Holdings consists of 34,510,000 shares of Class B Common Stock. As of September 30, 1996, NWCG Parent and NWCG Holdings owned, in the aggregate, 37,192,236 shares of Class B Common Stock, representing approximately 52% of the outstanding Common Stock and approximately 90% of the outstanding voting power of the outstanding Common Stock. The consideration for such purchase will be 1.45 American Depository Shares of News Corp. ("ADSs"), each of which represents four fully-paid and non-assessable Preferred Limited Voting Ordinary Shares of A$.50 each of News Corp., for each share of Common Stock directly or indirectly acquired by Fox, with the aggregate number of ADSs issued to NWCG Parent reduced to approximate the accreted amount of certain indebtedness of NWCG Holdings outstanding as of the Effective Time. Pursuant to the Merger Agreement, (a) each outstanding share of Common Stock (other than any shares owned, directly or indirectly, owned by News Corp. or any News Corp. Subsidiary, including the shares purchased pursuant to the Stock Purchase Agreement, and any shares of Class B Common Stock as to which dissenters' rights are properly exercised) will be converted into the right to receive 1.45 ADSs; (b) pursuant to the DGCL, conversion of the shares of NWCG Series A Preferred Stock ("Series A Preferred Stock") into ADSs pursuant to the Merger Agreement requires the approval of the Merger Proposal by a majority of the issued and outstanding shares of Series A Preferred Stock (the "Series A Approval"); if the Series A Approval is obtained, each issued and outstanding share of Series A Preferred Stock (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary and any shares as to which dissenters' rights are properly exercised) will be converted into the right to receive the number of ADSs equal to the product of (i) 1.45 times (ii) the number of shares of Class B Common Stock that a holder of such share of Series A Preferred Stock would have received if such share of Series A Preferred Stock had been converted

                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


      into shares of Class B Common Stock immediately prior to the Effective Time; and (c) pursuant to the DGCL, conversion of the shares of NWCG Series E Preferred Stock ("Series E Preferred Stock") into ADSs pursuant to the Merger Agreement requires the approval of the Merger Proposal by a majority of the issued and outstanding shares of Series E Preferred Stock (the "Series E Approval"); if the Series E Approval is obtained, each issued and outstanding share of Series E Preferred Stock (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary and any shares as to which dissenters' rights are properly exercised) will be converted into the right to receive the number of ADSs equal to the product of (i) 1.45 times (ii) the number of shares of Class A Common Stock that a holder of such share of Series E Preferred Stock would have received if such share of Series E Preferred Stock had been converted into shares of Class A Common Stock immediately prior to the Effective Time. The transactions contemplated by the Merger Agreement and the Stock Purchase Agreement are referred to herein as the "Transaction."

      Pursuant to a Voting Agreement, dated as of September 24, 1996, among Fox, NWCG Parent and NWCG Holdings (the "NWCG Parent Voting Agreement"), NWCG Parent and NWCG Holdings agreed to vote for the Merger Proposal and the Charter Proposal. Accordingly, approval of the Merger Proposal and the Charter Proposal is assured regardless of the vote of any other stockholder of NWCG. In addition, pursuant to a Voting Agreement, dated as of September 24, 1996, among Apollo Advisors, L.P. ("Apollo"), News Corp. and Fox (the "Apollo Voting Agreement"), Apollo agreed, with respect to itself and its affiliates, as the sole holder of the issued and outstanding shares of Series A Preferred Stock, to vote, or cause to be voted, any shares of NWCG capital stock owned as of the Record Date for the Merger Proposal and the Charter Proposal. As of September 30, 1996, Apollo and its affiliates owned all of the issued and outstanding shares of Series A Preferred Stock. Accordingly, receipt of the Series A Approval is assured.

      Affiliates of Mafco have also entered into certain other agreements in connection with the Transaction. Pursuant to a Purchase and Sale Agreement, dated as of September 24, 1996, between 1440 Sepulveda Limited Partnership, a California limited partnership (the "1440 Partnership"), and Fox (the "Real Estate Agreement"), Fox agreed to purchase (the "Real Estate Purchase") the land, building and related improvements where New World's principal Los Angeles office is located (the "Real Property"). The aggregate purchase price to be paid by Fox under the Real Estate Agreement is $50 million. Pursuant to the Assignment and Assumption Agreement, dated as of September 24, 1996, between Four Star Holdings Corp., a Delaware corporation and an affiliate of Mafco ("Four Star Holdings"), and Fox (the "Four Star Agreement"), Fox agreed to assume an aggregate of

                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


      $46.2 million principal amount of debt of Four Star Holdings. The liabilities represented by the Four Star Notes (as defined herein) were retained by Four Star Holdings at the time of the 1994 reorganization of NWCG that included the transfer by an affiliate of Mafco of New World Entertainment Ltd., a Delaware corporation ("NW Entertainment"), to NWCG. Pursuant to a Guaranty, dated as of September 24, 1996, Mafco has agreed to guarantee the payment and performance of certain obligations of its affiliates pursuant to the Stock Purchase Agreement, the NWCG Parent Voting Agreement, the Real Estate Agreement and the Four Star Agreement. Similarly, News Corp. has entered into a Guaranty, dated as of September 24, 1996, pursuant to which News Corp. has agreed to guarantee the payment and performance by Fox of its obligations pursuant to the Merger Agreement, the Stock Purchase Agreement (including the registration rights agreement attached, thereto), the NWCG Parent Voting Agreement, the Real Estate Agreement and the Four Star Agreement.

      The consummation of the transactions contemplated by the Real Estate Agreement is conditioned upon the satisfaction or waiver of all conditions of the Merger other than consummation of the Real Estate Purchase. The consummation of the transactions contemplated by the Four Star Agreement is similarly conditioned upon satisfaction or waiver of all conditions to the Merger other than those relating to the Four Star Agreement. The consummation of the transactions contemplated by the Stock Purchase Agreement is conditioned upon, among other things, satisfaction or waiver of all conditions to the Merger (including the Real Estate Purchase and the consummation of the transactions contemplated by the Four Star Agreement), other than the Stock Purchase.

      The Merger and the other transactions are conditioned on one another and the Merger is subject to certain other conditions, including regulatory approvals and the approval of the shareholders of NWCG. On November 7, 1996, the FCC issued an order, subject to finality, granting approval of the Merger and the Stock Purchase Agreement. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied. No effects of the proposed merger with News Corp. are reflected in the accompanying unaudited condensed consolidated financial statements.

3.    SALE OF THE BOSTON STATION AND PRO FORMA FINANCIAL INFORMATION

      In March 1995 the Company sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5 million. The Company repaid $19.5 million of the Bank Credit Agreement Loans in March 1995 and $77.3 million of the Step-Up Notes in April 1995 from the net proceeds of the Boston Station sale.

                       NEW WORLD TELEVISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)




      The following condensed pro-forma financial information gives effect, as of January 1, 1995, to the sale of the Boston Station and the repayment of debt with the net proceeds from the sale. The pro forma financial information does not necessarily reflect the future results or the results that would have occurred had these transactions actually occurred on January 1, 1995.



                                               Pro Forma Nine
                                                Months Ended
                                                September 30,
                                                   1995
                                                ------------
             Net revenue                         $161,896

             Net loss                            $(20,566)
                                                 =========

4.    PENDING DISPOSITION

      In May 1996 the Company entered into an agreement to sell substantially all of the assets of KNSD-TV (the "San Diego Station") to National Broadcasting Company, Inc. ("NBC") for $225 million, subject to certain adjustments. The San Diego Station sale is expected to be completed in the fourth quarter of 1996 and is subject to various closing conditions including regulatory approval which was granted on November 7, 1996.

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

RESULTS OF OPERATIONS

     Three months ended September 30, 1996 Compared to 1995. Net revenue increased $5.3 million or 10.4% in 1996 over 1995. The increase for the six original stations is due to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues.

     Depreciation and amortization of intangible assets increased approximately $.9 million or 10.7% due to routine purchases of broadcast equipment.


     Nine Months Ended September 30, 1996 Compared to 1995. Net revenue increased $8.9 million or 5.3% in 1996 over 1995. The increase reflects an increase of $14.6 million for the six original stations owned for both periods offset by a decrease of $5.7 million reflecting the sale of the Boston Station in March of 1995. The increase for the six original stations is due to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues.

     Operating expenses decreased $6.7 million due primarily to a decrease of $6.2 million reflecting the sale of the Boston Station in March 1995 and a decrease of $.5 million for the original six stations due primarily to lower programming contract costs in 1996.

     The decrease in interest expense of $2.7 million reflects the reduced principal balance of debt due to debt payments.

     The income tax expense in 1995 resulted primarily from the recognition of income taxes on the sale of the Boston Station. The liability associated with these taxes was offset by utilization of pre-Plan Effective Date net operating losses. The utilization was reflected as a reduction of excess reorganization value.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company has total outstanding debt of $511.0 million. The decrease in debt from December 31, 1995 reflects the repayment of $4.8 million of the Step-Up Notes as a scheduled payment.

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

     Under the terms of its debt agreements, under certain circumstances, the Company may invest up to an aggregate of $7.5 million annually in a venture involved in production of first-run television programming, the syndication of such programming, the operation of a national sales representative firm or other television programming and distribution activities. The Company made an investment of preferred stock and debt in an affiliated company aggregating $30.0 million as of September 30, 1996.

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

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

             27 Financial Data Schedule (for SEC use only)

        (b)  Reports filed on Form 8-K:

             May 22, 1996 (Items 5 and 7).
             July 17, 1996 (Items 1 and 7).
             October 7, 1996 (Items 1 and 7).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NEW WORLD TELEVISION INCORPORATED
                                 (Registrant)






                                 By: \s\ Joseph P. Page
                                     --------------------
                                            Joseph P. Page
                                            Vice President and
                                            Chief Financial Officer










Dated: November 13, 1996

                                 EXHIBIT INDEX






Exhibit No.  Description
27           Financial Data Schedule (for SEC use only).