Form 10-K405
period 1996-12-31
NEW WORLD TELEVISION INC
filed 1997-03-31
CIK 818092

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ----------
                                   FORM 10-K
(MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM                 TO

                                   ----------
                        COMMISSION FILE NUMBER 33-64546
                                   ----------
                       NEW WORLD TELEVISION INCORPORATED
             (Exact name of Registrant as specified in its charter)

            DELAWARE                  59-2813891              90025
(State or other jurisdiction of   (I.R.S. Employer           (Zip Code)
incorporation or organization)    Identification No.)

                             1999 SOUTH BUNDY DRIVE
                            LOS ANGELES, CALIFORNIA
                    (Address of Principal Executive Offices)

                                 (310) 584-2000
              (Registrant's telephone number, including area code)

                                   ----------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           NONE                                    NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   As of March 14, 1997, no voting stock of the Registrant was held by any non-affiliates. As of such date, the Registrant was a wholly owned subsidiary of New World Communications Group Incorporated.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/ No / /

                                  ----------

   As of March 14, 1997, the Registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

                       NEW WORLD TELEVISION INCORPORATED

                                 ANNUAL REPORT

                               DECEMBER 31, 1996
                               TABLE OF CONTENTS

                                     PART I
                                                                PAGE
                                                                ----

Item 1.    Business...........................................   1

Item 2.    Properties.........................................   9

Item 3.    Legal Proceedings..................................  10

Item 4.    Submission of Matters to a Vote of Security Holders  10


                                    PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters........................  10

Item 6.    Selected Historical Consolidated Financial Data....  11

Item 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition.................  12

Item 8.    Financial Statements and Supplementary Data........  14

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................  33


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant  33

Item 11.    Executive Compensation............................  34

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                      39

Item 13.    Certain Relationships and Related Transactions....  40


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedule and
            Reports on Form 8-K...............................  42

ITEM I:  BUSINESS

GENERAL

  New World Television Incorporated, a Delaware corporation ("NW Television" or the "Company") is part of the television broadcasting operations of New World Communications Group Incorporated ("NWCG"), a vertically integrated entertainment company which operates through its principal subsidiaries NW Television, NWC Acquisition Corporation ("NW Acquisition") and New World Entertainment, Ltd. ("NW Entertainment"). For revenue and related financial data, see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Item 8, "Financial Statements and Supplementary Data" included herein. For the history of the Company, see "--History of the Company."

RECENT DEVELOPMENTS

     On January 22, 1997 (the "Fox Merger Date"), a special meeting (the "Special Meeting") of stockholders of NWCG was held. At the Special Meeting, the Agreement and Plan of Merger dated as of September 24, 1996 (the "Fox Merger Agreement"), by and among NWCG, The News Corporation Limited, a South Australian corporation ("News Corp."), Fox Television Stations, Inc., a Delaware corporation in which News Corp. has an indirect interest ("Fox"), and Fox Acquisition Co., Inc., a Delaware corporation and a wholly owned subsidiary of Fox ("Merger Sub"), was approved. Immediately following the Special Meeting, the transactions contemplated by the Fox Merger Agreement were consummated, including the merger of Merger Sub with and into NWCG and a stock purchase pursuant to the Stock Purchase Agreement dated as of September 24, 1996 (the "Stock Purchase Agreement"), by and among News Corp., Fox and NWCG (Parent) Holdings Corporation, a Delaware Corporation ("Parent") (the transactions contemplated by the Fox Merger Agreement and the Stock Purchase Agreement, collectively, the "Fox Merger").

     Pursuant to the Merger Agreement, (a) each issued and outstanding share of NWCG's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary (as such term is defined in the Fox Merger Agreement)), was converted into the right to receive 1.45 American Depositary Shares of News Corp. ("ADSs"), each of which represents four fully paid and non-assessable Preferred Limited Voting Ordinary Shares of A$.50 of News Corp., and
(b) each issued and outstanding share of NWCG's Class B Common Stock, par value $.01 per share (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary), was converted into the right to receive
1.45 ADSs. Pursuant to the Stock Purchase Agreement, Fox purchased from Parent 2,682,236 shares of Class A Common Stock of NWCG owned by Parent and all of the outstanding shares of capital stock of NWCG Holdings Corporation, a Delaware corporation and a wholly owned subsidiary of Parent ("Holdings").

     As a result of the Fox Merger, Fox has acquired all of the shares of common stock of NWCG (other than any shares previously owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary) and NWCG has become a subsidiary of Fox. The Fox Merger has resulted in a change of control of the Company.

     Prior to the consummation of the Fox Merger, the Company was an affiliate of Mafco Holdings, Inc. ("Mafco"), a Delaware corporation which is wholly owned by Mr. Ronald O. Perelman, the former Chairman of the Board of NWCG.

     The descriptions of the Company's business which appear in this Item 1 are provided as of March 14, 1997, unless otherwise indicated.


TELEVISION BROADCASTING OPERATIONS

  The Company currently owns and operates the following television Stations:
WJBK-TV (Detroit), WAGA-TV (Atlanta), WJW-TV (Cleveland), WTVT-TV (Tampa), and WITI-TV (Milwaukee) (the "Stations"), all of which are affiliated with the FOX network. KNSD-TV (San Diego) was sold in November 1996 and WSBK-TV (Boston) was sold in March 1995.

  The Company has focused on research to determine viewer preferences in its markets to select programming which (i) enhances the image of the Stations as FOX network affiliates and (ii) focuses on identified local market and demographic choices. These efforts, along with efforts to promote viewer awareness of the Stations' network affiliation, generally have resulted in improved audience viewing shares of targeted demographic groups. The affiliation with FOX allows the Stations to offer substantially more locally produced programming since, on a weekly basis, the FOX network programs approximately 15 hours of prime-time programming, one hour of latenight programming on Saturday and sports programming during certain times of the year. Further, the Stations are used as a platform for distributing programming developed by companies affiliated with FOX and by NW Entertainment.

INDUSTRY OVERVIEW

  Television Broadcasting Industry Overview. The United States television market, the largest in the world, is primarily served by three distribution channels: (1) the ABC, CBS, NBC and FOX networks ("Major Networks"); (2) independent commercial television stations; and (3) cable television services (including pay cable). ABC, CBS and NBC provide their affiliates with approximately 22 hours of prime time programming per week, as well as with a substantial amount of programming for other time periods. FOX provides its affiliates with approximately 15 hours of prime time programming per week, as well as one hour of late night programming on Saturday and sports programming during certain times of the year. This relationship results in the network being able to reach virtually all of the significant television markets in the United States. Over the past several years the United Paramount Network and the Warner Brothers Network have formed affiliation agreements with certain independent commercial television stations and stations formerly affiliated with one of the Major Networks to provide up to seven hours of prime-time programming per week; both networks have announced programming expansion. Cable services are generally classified as being in one of three categories: super stations (such as WGN), basic cable (advertiser-supported) and pay cable networks (Showtime, HBO). The most successful cable networks each can reach more than two-thirds of United States television households.

  Revenues of television stations are derived primarily from (i) national spot advertising, which consists of advertising time sold to national and regional advertisers; (ii) local advertising, which consists of advertising time sold to local advertisers; and (iii) network compensation payments, which are made by a network to an affiliated station in consideration for its broadcasting of network commercial programs. Network compensation payments are not made to the Stations. Advertising rates are related to the population and number of television receivers located in the area served by a station and to the demographic characteristics of such population, as well as to the audience's acceptance of a station's programming as reflected in surveys by independent rating services. Many national spot and local advertising contracts are short-term and revenues from such contracts are sensitive to changes in prevailing economic conditions.

  The Stations. The Company currently owns and operates five Stations affiliated with the FOX network. Data presented below regarding television ratings and market share data are based on published industry data for November 1996.



                                                    NATIONAL                     COMMERCIAL     % OF       EXPIRATION
                                                   RANKING OF      TV HOMES          TV         TOTAL         DATE
                                                   DMA MARKET         IN        STATIONS IN    U.S. TV       OF FCC
MARKET                          STATION(1)       SERVED (2)(3)      DMA(3)       MARKET(3)      HOMES   AUTHORIZATION(4)
--------------------------  -------------------  --------------  ------------  --------------  -------  ----------------


Detroit, MI                 WJBK, Channel 2               9      1,771,950               7       1.828   10/1/97
Atlanta, GA                 WAGA, Channel 5              10      1,625,230               9       1.677    4/1/97   (5)
Cleveland, OH               WJW, Channel 8               13      1,461,410               9       1.508   10/1/97
Tampa-St. Petersburg, FL    WTVT, Channel 13             15      1,411,440               8       1.456    2/1/97   (5)
Milwaukee, WI               WITI, Channel 6              31        786,970               9        .812   12/1/97

---------
(1) All of the Stations operate on VHF channels (channels 2 through 13).
(2) National ranking of metropolitan areas is based on estimates of television households in the Designated Market Area ("DMA"), a standard industry ranking method as published by A.C. Nielsen Company, an independent media service.
(3) Source: A.C. Nielsen Company November 1996.
(4) See "Federal Regulation of Television Broadcasting" below.
(5) In October 1996 and December 1996, the Company timely filed applications to renew the licenses of WTVT and WAGA, respectively. No petitions to deny the applications were filed. WTVT's and WAGA's licenses remain in effect until the FCC acts on the renewal applications.


COMPETITION

  Each of the Stations competes for audiences and advertising revenues with radio and television stations and cable systems in its market area and with other advertising media such as newspapers, magazines, outdoor advertising and direct mail. All of the Stations are located in highly competitive markets. Competition for sales of broadcasting time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from other television stations, cable television systems, digital broadcast satellite ("DBS") services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public which is often difficult to predict. Additional elements which are material to the competitive position of television stations include management experience, authorized power and assigned frequency. The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of Federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could possibly have a material effect on the Company's operations and profits. (See "Federal Regulation of Television Broadcasting" below.) There are sources of television service other than conventional television stations, the most common being cable television, which can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national DBS programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. All of the Stations are presently carried by some cable television systems both within and outside of their respective market areas. Other principal sources of competition include DBS entertainment services and home video exhibition.

  Each of the Stations is believed to compete satisfactorily within its market with respect to technical facilities, programming and promotional and marketing activities.

HISTORY OF THE COMPANY

  NW Television was incorporated in Delaware in 1987 and, through its subsidiaries, owns and operates five Stations. NW Television was formed in late 1987 for the purpose of acquiring certain television stations (the "Original Stations") from Storer Communications, Inc. ("Storer") through the purchase of all of the capital stock of eight wholly owned subsidiaries of Storer, six stations and certain related businesses (the "1987 Acquisition"). Upon formation of NW Television, its principal stockholders were Gillett Corporation ("Gillett"), a wholly owned subsidiary of Gillett Holdings, Inc. ("GHI"), and Storer. Storer was a wholly owned subsidiary of SCI Holdings, Inc. ("SCI Holdings"). SCI Holdings and Storer were organized by Kohlberg Kravis Roberts & Co. in connection with the acquisition of certain broadcast subsidiaries in 1985.

  As an outcome of debt restructuring negotiations that began in late 1991, on January 19, 1993, NW Television and certain related entities commenced a solicitation from certain of NW Television's creditors for approval of the Plan under the United States Bankruptcy Code U.S.C. sec. 101 et. seq., as amended (the "Bankruptcy Code"), with the intention of subsequently filing petitions for relief under the Bankruptcy Code in what is commonly known as a "prepackaged" bankruptcy transaction. NW Television's Joint Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on May 6, 1993, and the Plan became effective on May 25, 1993 (the "Plan Effective Date"). On, or immediately prior to, the Plan Effective Date, the following restructuring transactions (the "1993 Restructuring Transactions") were consummated pursuant to the Plan:

     1. NW Television's pre-Plan Effective Date indebtedness of approximately $1.3 billion was reduced to approximately $558.7 million and all of NW Television's pre-Plan Effective Date capital stock was extinguished.

     2. Andrews purchased for an aggregate consideration of $100 million (a) 11,808,529 shares of NW Television Common Stock, representing an approximately 54% interest in the outstanding NW Television Common Stock on the Plan Effective Date and (b) 1,500,000 of $8.47 Warrants (such purchase, the "Andrews Investment").

     3. The remaining capital stock of NW Television, consisting of 10,000,000 shares of NW Television Common Stock (a portion of which, under certain circumstances, was represented by Class A Warrants) and 1,500,000 $8.47 Warrants, together with an aggregate of $22.6 million in cash, were distributed to certain holders of pre-Plan Effective Date debt of NW Television.

     4. NW Television acquired the assets constituting the Tampa Station, which were previously owned indirectly by a former affiliate of NW Television (the "Tampa Station Purchase"), for consideration consisting of $163.3 million in cash, provided by (i) the Andrews Investment and (ii) $63.3 million of proceeds from the sale of $65 million aggregate principal amount of 11% Secured Senior Notes due 2005, Series 1 (the "11% Notes").


  The NWCG Merger. On November 23, 1993, NW Television entered into an Agreement and Plan of Reorganization and Merger (as amended, the "NWCG Merger Agreement") with Andrews, NWCG, a newly incorporated, indirect wholly owned subsidiary of NW Television, and SCI Merger Sub Incorporated, a newly incorporated, wholly owned subsidiary of NWCG ("NWCG Merger Sub"). A special committee of independent directors of NW Television and the board of directors of NW Television approved and recommended the transactions contemplated by the NWCG Merger Agreement as being in the best interest of NW Television and all of its stockholders (other than Andrews). The following summary of the NWCG Merger Agreement is subject to the detailed provisions of the NWCG Merger Agreement. The NWCG Merger Agreement provided for a number of transactions, including the creation of a new holding company to own all of the stock of NW Television. The NWCG Merger Agreement and the transactions contemplated thereby reflected, among other things, the following:

     1. The formation by NW Television of a wholly owned subsidiary incorporated in Delaware, known as SCI Subsidiary Corporation ("SCI Subsidiary"). SCI Subsidiary has no material assets and is not expected to conduct any business. The stock of SCI Subsidiary was pledged to Chemical Bank, as collateral trustee, pursuant to the SCI Pledge and Security Agreement and the related Collateral Trust Agreement.

     2. The formation by SCI Subsidiary of a wholly owned subsidiary incorporated in Delaware, known as NWCG.

     3. The formation by NWCG of two wholly owned subsidiaries incorporated in Delaware, NWCG Merger Sub and NWC Holdings Corporation ("NWC Holdings.")

     4. The merger (the "NWCG Merger") of NWCG Merger Sub with and into NW Television, which occurred on March 7, 1994 (the date of the NWCG Merger being referred to herein as the "NWCG Merger Effective Date"), with NW Television being the surviving corporation in the NWCG Merger, all in accordance with the provisions of Section 251 of the Delaware General Corporation Law. In the NWCG Merger, all of the then outstanding shares of Common Stock of NW Television were converted into a like number of shares of common stock, par value $.01 per share, of NWCG (the "NWCG Class B Common Stock"). In addition, in accordance with the provisions of NW Television's Class A Warrants and Class B Warrants, from and after the NWCG Merger Effective Date, as a result of the NWCG Merger and without the taking of any action by the holders of NW Television's Class A Warrants and NW Television's Class B Warrants, the holders of such warrants, upon the exercise thereof, have the right to acquire and receive, in lieu of the shares of NW Television Common Stock immediately theretofore acquirable and receivable upon the exercise of such warrants, a like number of shares of NWCG Common Stock. Further, on the NWCG Merger Effective Date, all previously outstanding shares of common stock, par value $.01 per share, of NWCG were canceled. As a result of the NWCG Merger, NW Television became a wholly owned subsidiary of NWCG and NWC Holdings and SCI Subsidiary remain wholly owned subsidiaries of the NWCG and NW Television, respectively.

  The NWCG Merger did not result in any changes to the assets or liabilities of NW Television. Following the NWCG Merger NW Television continued to own all of the assets it previously owned and was liable for all of the indebtedness and other obligations for which it was previously liable. The provisions of the Company's debt agreements, certain intercompany notes, and other instruments related to the indebtedness of NW Television and its subsidiaries continue in effect following the NWCG Merger. NWCG's stockholders were the same as, and owned NWCG in the same proportions as did, NW Television's stockholders immediately prior to the NWCG Merger.

  In addition, pursuant to the NWCG Merger Agreement, Andrews sold to NWCG all of the capital stock of each of New World Entertainment Ltd., a Delaware corporation and wholly owned subsidiary of Andrews, and Four Star International, Inc. a California corporation and wholly owned subsidiary of Andrews (collectively, "NW Entertainment"), in exchange for 25,383,707 additional shares of NWCG Class B Common Stock. As a result of these transactions, NW Television and NW Entertainment each became wholly owned subsidiaries of NWCG. However, the acquisition of NW Entertainment did not result in NW Television having any equity interest in NW Entertainment. As a result of the NWCG Merger and such acquisition, NW Television and NW Entertainment are sister entities under the common control of NWCG.

FEDERAL REGULATION OF TELEVISION BROADCASTING

  Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. The Communications Act also empowers the FCC to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. On February 8, 1996, the Telecommunications Act of 1996 (the "Telecommunications Act"), which substantially amended the Communications Act, was enacted. Set forth below is a general description of some of the principal areas of FCC regulation of the broadcast and cable television industries.

  License Grant and Renewal. Broadcast stations must seek renewal of their licenses from the FCC at the end of each license term. On January 24, 1997, pursuant to the Telecommunications Act, the FCC increased the terms of such licenses and their renewal to eight years. The Telecommunications Act directs the FCC to grant renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity and that there have been no serious violations (or other violations which would constitute a "pattern of abuse") by the licensee of the Communications Act or FCC rules. If the FCC finds that a licensee has failed to meet these standards, and there are no sufficient mitigating factors, it may deny renewal or condition renewal appropriately, including renewing for less than a full term. Any other party with standing may petition the FCC to deny a broadcaster's application for renewal. However, only if the FCC issues an order denying renewal will it accept and consider applications from other parties for a construction permit for a new station to operate on the channel subject to such denial. The FCC may not consider any such applicant in making determinations concerning the grant or denial of the licensee's renewal application.

  The Company is not aware of any facts or circumstances that would prevent the renewal of the licenses for the Stations at the end of the respective license terms. The Telecommunications Act provides that licenses continue in effect until the FCC acts upon the renewal application and any petition for rehearing.

  Multiple- and Cross-Ownership Restrictions. Current FCC regulations also impose significant restrictions on certain positional and ownership interests in broadcast and other media. The officers, directors and certain equity owners of a broadcasting company are deemed to have "attributable interests" in the broadcasting company. In the case of a corporation controlling or operating television stations, ownership is attributed only to officers, directors and stockholders who own 5% or more of the company's outstanding voting stock. Institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to 10% of the outstanding voting stock without being subject to attribution, provided that such stockholders exercise no control over the management or policies of the broadcasting company.

  Under current FCC rules governing multiple ownership of broadcast stations, a license to operate a television station will not be granted (unless established waiver standards are met) to any party (or parties under common control) that has an attributable interest in another television station with an overlapping service area (the "Duopoly Rule"). FCC regulations prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation's television households. For purposes of this calculation, stations in the UHF band (channels 14-69) are attributed only 50% of the households attributed to stations in the VHF band (channels 2-13). The rules also currently prohibit (with certain qualifications) the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that television station. Separately, the FCC's "cross-interest" policy may, in certain circumstances, prohibit the common ownership of an attributable interest in one media outlet and a non-attributable equity interest in another media outlet in the same market. In pending rulemaking proceedings, the FCC is considering (a) the modification of its attribution rules and the "cross-interest" policy and
(b) the modification of the Duopoly Rule in addition to certain other changes.

  Review of "Must-Carry" Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broadcaster to elect, at three year intervals beginning June 17, 1993, to either (i) require carriage of its signal by cable systems in the station's market ("must-carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). In a 2-1 decision issued on December 13, 1995, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must-carry provisions. The District Court's decision has been appealed to the U.S. Supreme Court, which has heard the appeal and is expected to issue a decision prior to June 30, 1997.

  Children's Television. On August 8, 1996 the FCC amended its rules implementing the Children's Television Act of 1990 (the "CTA") to establish a "processing guideline" for broadcast television stations of at least three hours per week, averaged over a six-month period, of "programming that furthers the educational or informational needs of children 16 and under in any respect, including the child's intellectual/cognitive or social/emotional needs." "Core Programming" has been defined as educational or informational programming that, among other things, (a) has, as a "significant purpose," serving the educational or informational needs of children, (b) has a specified educational or informational objective and a specified target child audience, (c) is regularly scheduled, weekly programming, (d) is at least 30 minutes in length, and (e) airs between 7:00 a.m. and 10:00 p.m. A television station ultimately found not to have complied with the CTA could face sanctions, including monetary fines and the possible non-renewal of its broadcast license. The Company does not believe that these changes will adversely affect its operations.

  The CTA and FCC rules require television station licensees to identify programs specifically designed to educate or inform children at the beginning of each program and in published listings. In addition, the Telecommunications Act directed the broadcast and cable television industries to develop and transmit an encrypted rating in all video programming that, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. On January 17, 1997, an industry proposal was submitted to the FCC describing a voluntary ratings system under which all video programming would be designated in one of six categories. Pursuant to the Telecommunications Act, the FCC has initiated a proceeding to determine whether to accept the industry proposal or to establish and implement an alternative system for rating and blocking video programming. The FCC has indicated that it will commence a separate proceeding shortly addressing technical issues related to the "V-Chip". The Company cannot predict whether the FCC will accept the industry proposal regarding the rating and blocking of video programming, or how changes in this proposal could affect the Company's business.

  Distribution of Video Services by Telephone Companies. The Telecommunications Act allows local telephone companies to provide multichannel program distribution services within their telephone service areas and in competition with cable television systems. Local telephone companies serving most or all of the markets in which the Company operates television stations have indicated that they intend to enter the video distribution market. Before the Telecommunications Act, under prior court and FCC rulings, certain local telephone companies had announced or had initiated multichannel video distribution market trials. The Company cannot predict the impact of these developments.

  Advanced Television Service. The FCC has proposed the adoption of rules for implementing digital advanced television ("DTV") service in the United States. Implementation of digital DTV will improve the technical quality of television signals and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV") and data broadcasting.

  Before DTV services can be implemented the FCC must determine the eligibility for DTV licenses, adopt a table of DTV allotments, assign DTV licenses, and
adopt DTV service rules.   The FCC is conducting a rulemaking proceeding to
devise a table of channel allotments. The FCC has issued a preliminary table, subject to public comment and further modification, allotting a second broadcast channel to each full-power television station for DTV operation. Under the FCC's preliminary decisions, stations would be permitted to phase in their DTV operations over a period of years following the adoption of a final table of allotments, after which they would be required to surrender their non-DTV channel. A proposal is currently under consideration whereby broadcasters in the top ten DMAs would initiate DTV service within an eighteen to thirty-six month period following the adoption of a final table of allotments. Meanwhile, Congress has from time to time considered proposals that would require incumbent broadcasters to bid at auction for the additional spectrum required to effect a transition to DTV, or, alternatively, would assign DTV spectrum to incumbent broadcasters and require the early surrender of their non-DTV channel for sale by public auction.

  The Telecommunications Act imposes certain conditions on the FCC's implementation of DTV service. Among other requirements, the FCC must (i) limit the initial eligibility for such licenses to existing television broadcast licensees or permittees; (ii) allow DTV licensees to offer ancillary and supplementary services; (iii) charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues; and (iv) recover at an unspecified time either the DTV license or the original license (the "NTSC" license) held by the broadcaster. These requirements are generally consistent with the FCC's tentative proposals.

  Conversion to DTV operations could reduce a station's geographical coverage area. Equipment and other costs associated with the DTV transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the service. The potential also exists for new sources of revenue to be derived from DTV. Although the Company believes the FCC will authorize DTV, the Company cannot predict when or under what conditions the authorization might be given, whether, or the amount, broadcasters will be required to pay direct compensation to the government as a condition of transitioning to DTV operations, when NTSC broadcasting might cease, or the overall effect the transition to DTV might have on the Company's business.

  Other Pending FCC Proceedings. In 1995 the FCC issued notices of proposed rulemaking proposing to modify or eliminate most of its remaining rules governing the broadcast network-affiliate relationship. The network-affiliate rules were originally intended to limit networks' ability to control programming aired by affiliates or to set station advertising rates and to reduce barriers to entry by new networks. These proceedings are pending. The dual network rule, which generally prevents a single entity from owning more than one broadcast television network, is among the rules under consideration in these proceedings. However, the Telecommunications Act substantially relaxed the dual network rule by providing that an entity may own more than one television network; however, no two national television networks in existence on February 8, 1996 may merge or be acquired by the same party. The Company is unable to predict how or when the FCC proceedings will be resolved or how those proceedings or the relaxation of the dual network rule may affect the Company's business.

  Pursuant to a Congressional directive contained in the Telecommunications Act, the FCC has commenced a proceeding to devise rules and an implementation schedule for universal closed captioning of video programming.

  The FCC continues to enforce strictly its regulations concerning broadcasters' equal employment obligations, "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance. In particular, the FCC has indicated its intent to enforce strictly its limits with respect to the amount of commercial matter presented during children's programming by levying substantial monetary forfeitures for commercial overages. The FCC also has indicated its intent to enforce equal employment guidelines and recruitment efforts and record-keeping requirements, by imposing substantial monetary forfeitures, periodic reporting conditions, and short-term license renewals.

  There are additional FCC regulations and policies, and regulations and policies of other federal agencies, affecting the business and operations of broadcast stations. Proposals for additional or revised rules are considered by federal regulatory agencies and Congress from time to time. It is not possible to predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorably, the broadcasting industry generally or the Company specifically.

  The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the Telecommunications Act or other Congressional acts or of the regulations and policies of the FCC thereunder. Reference is made to the Communications Act, the Telecommunications Act, other Congressional acts, such regulations and policies, and the public notices promulgated by the FCC for further information.


EMPLOYEES

  As of December 31, 1996, the Company had approximately 1,240 employees, 311 of whom belonged to collective bargaining units. Renewals of collective bargaining agreements covering approximately 105 employees were being negotiated as of December 31, 1996, and collective bargaining agreements covering approximately 225 employees are due for renewal in 1997. The Company believes its relationships with its employees are satisfactory.


ITEM 2:  PROPERTIES

  The principal offices of the Company are located at 1999 South Bundy Drive, Los Angeles, California 90025, telephone (310) 584-2000. The other principal facilities are as follows:


LOCATION                        OWNERSHIP  USE
--------                        ---------  ---

Southfield, MI (WJBK-TV)        Owned      Office, Studio and Tower
Atlanta, GA (WAGA-TV)           Owned      Office, Studio and Tower
Cleveland, OH (WJW-TV)          Owned      Office and Studio
Parma, OH (WJW-TV)              Owned      Tower
Tampa, FL (WTVT-TV)             Owned      Office and Studio
Riverview, FL (WTVT-TV)         Owned      Tower
St. Petersburg, FL (WTVT-TV)    Leased     Office -- News bureau
Milwaukee, WI (WITI-TV)         Owned      Office and Studio
Shorewood, WI (WITI-TV)         Owned      Tower

  Management believes that its properties are currently adequate and suitable to conduct its business and will remain so in the foreseeable future.

ITEM 3:   LEGAL PROCEEDINGS

  The Company and its subsidiaries are parties to a number of pending legal proceedings. The Company does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's operations or financial results.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  There is no established public trading market for any of the Company's equity securities.

  As of March 14, 1997, there were 100 outstanding shares of Common Stock, par value $0.01 per share, outstanding.

  The Company has not paid any dividends during the two most recent fiscal periods. The Company is currently prohibited by its debt instruments from paying dividends.

ITEM 6.   SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables set forth, in thousands, for the periods and for the dates indicated, summary historical consolidated financial data derived from the consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein. As a consequence of the purchase by Andrews of approximately 54% of the Company's Common Stock and the application of "Fresh Start" reporting upon emergence from bankruptcy, the Company revalued its assets and liabilities at estimated reorganization value (which approximates fair value) as of the Plan Effective Date. Fresh Start reporting, pursuant to Statement of Position 90-7 issued by The American Institute of Certified Public Accountants ("SOP 90-7"), is prescribed for entities in and emerging from bankruptcy reorganization with a change in control. Accordingly, the pre-Plan Effective Date financial statements are reported on a different basis of accounting than the post-Plan Effective Date financial statements. As a result of the above and the addition of the Tampa Station results beginning May 25, 1993, the post-Plan Effective Date financial statements of the Company are not comparable to pre-Plan Effective Date financial statements.

                                                            POST-PLAN EFFECTIVE DATE
                                           --------------------------------------------------------
                                                                                     For the period
                                                                                          from
                                                                                      May 25, 1993
                                              For the year ended December 31,       to December 31,
                                               1996         1995         1994             1993
                                           ---------    ---------    ---------    -----------------


STATEMENT OF OPERATIONS DATA
Net revenue  .  .  .  .  .                $  247,518   $  230,774   $  285,830   $          164,875
Income from operations  .  .                  44,216       32,007       54,606               29,346
Interest expense  .  .  .  .                 (52,241)     (54,983)     (61,014)             (36,091)
Reorganization items (a)  .  .                     -            -            -                    -
Income (loss) before extraordinary
  item and change in accounting
  principle  .  .  .  .  .                    57,027      (13,369)      (9,650)              (9,912)
Extraordinary item (b)  .  .  .                    -            -            -                    -
Cumulative effect of change in
  accounting principle  .  .                       -            -            -                    -
Net income (loss)  .  .  .  .                 57,027      (13,369)      (9,650)              (9,912)

BALANCE SHEET DATA
Total assets  .  .  .  .  .  .               837,973      823,926      951,744              964,100
Long-term debt including capital lease
  lease obligations (including
  current maturities)  .  .  .               481,626      515,734      621,722              623,735
Stockholder's equity
  (deficit) (c)  .  .  .  .  .               208,792      151,765      165,134              174,780

                                                PRE-PLAN EFFECTIVE DATE
                                          --------------------------------
                                            For the period
                                                 from
                                              January 1,          For the
                                                1993 to         year ended
                                             May 24, 1993          1992
                                          ----------------    ------------


STATEMENT OF OPERATIONS DATA
Net revenue  .  .  .  .  .               $          82,106   $     221,544
Income from operations  .  .                         6,023          31,429
Interest expense  .  .  .  .                       (21,974)       (102,809)
Reorganization items (a)  .  .                    (223,165)              -
Income (loss) before extraordinary
  item and change in accounting
  principle  .  .  .  .  .                        (226,792)        (76,829)
Extraordinary item (b)  .  .  .                    697,401               -
Cumulative effect of change in
  accounting principle  .  .                       (64,000)              -
Net income (loss)  .  .  .  .                      406,609         (76,829)

BALANCE SHEET DATA
Total assets  .  .  .  .  .  .                                   1,004,916
Long-term debt including capital lease
  lease obligations (including
  current maturities)  .  .  .                                   1,305,137
Stockholder's equity
  (deficit) (c)  .  .  .  .  .                                    (406,609)


(a) Represents the loss on restructuring transactions related to the Company's emergence from bankruptcy.
(b) Represents the extraordinary gain from debt forgiveness related to the Company's emergence from bankruptcy.
(c) No dividends were declared on common stock for any periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes of the Company which provide additional information on financial activities and condition.

RESULTS OF OPERATIONS

     Year ended December 31, 1996 Compared to December 31, 1995.   Net revenue
increased $16.7 million or 7.3% in 1996 over 1995. The increase reflects an increase of $19.8 million for the five stations owned for both periods (the "Current Stations") and an increase of $2.6 million reflecting the revenue increase at the San Diego Station which was sold in November 1996, offset by a decrease of $5.7 million reflecting the sale of the Boston Station in March 1995. The increase in revenue for the Current Stations reflects significant political revenues in the 1996 presidential election year and an increase in local revenue of $10.6 million or 10.8% due to both improved ratings and increased advertiser spending in the local markets. The Company had expected the conversion of the Current Stations' affiliation to the FOX network in late 1994 to result in an initial decline in revenues.

     Operating expenses decreased $5.3 million due primarily to a decrease of $8.1 million reflecting the sale of both the Boston Station in March of 1995 and the San Diego Station in November 1996, offset by an increase of $2.8 million for the Current Stations due primarily to higher employee benefit costs.

     Depreciation and amortization of intangible assets increased $.8 million in 1996 due to capital additions offset by a decrease resulting from the sale of both the Boston Station and the San Diego Station. The increase in corporate expenses of $9.0 million reflects the allocation of additional expenses from NWCG related primarily to Fox Merger and compensation costs.

     The decrease in interest expense of $2.7 million reflects the reduced principal balance of debt due to debt payments. The increase in interest income of $1.3 million results from higher cash and restricted cash balances in 1996.

     The gain on the sale of stations reflects the November 1996 sale of the assets constituting the San Diego Station for gross proceeds of $231.7 million.

     The income tax expense recorded in 1996 resulted primarily from the recognition of income taxes on the sale of the San Diego Station. The liability associated with these taxes will be offset by utilization of pre-Plan Effective Date operating losses. The utilization has been reflected as a reduction of excess reorganization value.

     Year ended December 31, 1995 Compared to December 31, 1994.   Net revenue
decreased $55.1 million or 19.3% in 1995 over 1994. The decrease reflects a decrease of $16.9 million for the six stations owned for both periods (the "Six Stations") and a decrease of $38.2 million reflecting the sale of the Boston Station in March 1995. The Company had expected the conversion of five of the six stations' affiliation to the FOX network in late 1994 to result in an initial decline in revenues. The decrease in revenue for the Six Stations reflects a temporary reduction of revenue due to the conversion, a softening of national and local revenues late in the third quarter and in the fourth quarter of 1995, and higher revenues in 1994, a year with significant political revenue and in which the majority of the stations broadcast the 1994 Winter Olympics.

     Operating expenses decreased $30.2 million due to a decrease of $35.9 million reflecting the sale of the Boston Station in March 1995 offset by an increase of $5.7 million for the Six Stations due to higher staffing levels to support the increase in locally produced programming, increased promotional and advertising activities and non-recurring costs associated with the conversion of certain broadcast stations to the FOX network.

     Depreciation and amortization of intangible assets decreased $2.4 million in 1995 due primarily to the sale of the Boston Station.

     The decrease in interest expense of $6.0 million reflects the reduced principal balance of debt due to debt payments.

     The gain on the sale of stations reflects the March 1995 sale of the Company's investment in the Boston Station for gross proceeds of $107.5 million.

     The income tax expense recorded in 1995 resulted primarily from the recognition of income taxes on the sale of the Boston Station. The liability associated with these taxes will be offset by utilization of pre-Plan Effective Date net operating losses. The utilization has been reflected as a reduction of excess reorganization value.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had total debt outstanding of approximately $481.6 million of which approximately $4.7 million is due in 1997. On January 6, 1997, in conjunction with the sale of the San Diego Station, the Company repaid $41 thousand of the 11% Notes. Further, the balance of the excess net proceeds from the station sale of $193.2 million, which is reflected as restricted cash at December 31, 1996, reverted to the Company free of any liens for use as permitted under the terms of the Step-up Notes and the 11% Notes.

     On March 6, 1997, the Company used a portion of the excess net proceeds from the San Diego Station sale to redeem the Step-up Notes for a purchase price equal to 100% of the outstanding principal balance of the notes of $107.9 million. As a result of the Fox Merger, on February 13, 1997 the Company made an offer to purchase the outstanding balance of the 11% Notes at a repurchase price in cash equal to 100% of the principal amount outstanding. Currently the 11% Notes are the only debt outstanding.

     To service the 11% Notes, the Company plans to utilize broadcasting operating cash flow. The Company believes that operating cash flow will be sufficient to satisfy current requirements for operating, investing and financing activities of the Company, including debt service prior to final maturity. The Company expects that the funds required to meet principal payments upon the final maturity of the 11% Notes in 2004 and 2005 will be provided by a combination of broadcasting operating cash flow, excess net proceeds from the San Diego Station sale and cash to be made available by NWCG and Fox. Provisions of the Company's 11% Notes limit the amount of additional debt the Company may incur.

     The Company's capital budget for 1997 of approximately $8 million will be used primarily to support the news gathering and reporting operations.

     In connection with the overall business strategy to participate in an integrated entertainment company capable of developing, producing and distributing television programming, the Company may invest in ventures which produce and distribute television programming, operate a national advertising and/or sales representation firm or syndicate programming (a "Program Co"). Certain of the Company's agreements, including the debt agreements, place limitations on the Company's financial and business relationships with Program Co. As permitted under the Company's debt agreements, the Company made an aggregate investment of $30.0 million in preferred stock and debt of NW Entertainment, which for purposes of the Company's debt agreements is a Program Co.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
                                                                      ----

New World Television Incorporated

  Report of Independent Auditors....................................    15

  Consolidated Balance Sheet as of December 31, 1996 and 1995.......    16

  Consolidated Statement of Operations for the years ended
  December 31, 1996, 1995 and 1994..................................    17

  Consolidated Statement of Stockholder's Equity for the years ended
  December 31, 1996, 1995 and 1994..................................    18

  Consolidated Statement of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..................................    19

  Notes to Consolidated Financial Statements........................    20

  Supplemental Financial Information................................    32

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholder
New World Television Incorporated


          We have audited the accompanying consolidated balance sheet of New World Television Incorporated as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New World Television Incorporated at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                              /s/ Ernst & Young LLP



Atlanta, Georgia
March 7, 1997

                       NEW WORLD TELEVISION INCORPORATED

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                       YEAR ENDED DECEMBER 31,
                                                                     -------------------------
                                                                         1996           1995
                                                                     -----------    ----------
ASSETS

Current assets:
  Cash and cash equivalents..................................       $     42,053  $     20,391
  Restricted cash and cash equivalents.......................            193,163             -
  Receivables................................................             57,840        62,062
  Television program contract rights.........................             12,366        15,529
  Prepaid expenses...........................................              1,167         1,615
  Deferred income taxes......................................              4,210         3,120
                                                                     -----------    ----------
    Total current assets.....................................            310,799       102,717
Property, plant and equipment................................             97,818       114,928
Television program contract rights...........................              3,775         4,134
Intangible assets............................................            392,717       576,539
Note receivable from related party and other assets..........             32,864        25,608
                                                                     -----------    ----------
                                                                    $    837,973  $    823,926
                                                                     ===========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses......................       $     31,166  $     27,632
  Income taxes payable.......................................              5,890         3,978
  Payable to related parties.................................              9,845         3,647
  Television program contracts payable.......................             12,898        18,262
  Current portion of long-term debt..........................              4,691         5,967
                                                                     -----------    ----------
    Total current liabilities................................             64,490        59,486
Non-current television program contracts payable.............              4,345         4,499
Long-term debt...............................................            476,935       509,767
Other non-current liabilities................................             19,216        20,049
Deferred income taxes........................................             64,195        78,360
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 100 shares issued and outstanding
  Additional paid-in capital.................................            184,696       184,696
  Retained earnings (deficit)................................             24,096       (32,931)
                                                                     -----------    ----------
    Total stockholder's equity...............................            208,792       151,765
                                                                     -----------    ----------
                                                                    $    837,973  $    823,926
                                                                     ===========    ==========

          See accompanying notes to consolidated financial statements.

                       NEW WORLD TELEVISION INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                      1996         1995         1994
                                                  ---------    ---------    ---------

Net revenue.................................      $ 247,518    $ 230,774    $ 285,830
Operating expenses:
   Technical and programming................        101,671      109,641      134,684
   Selling, general and administrative......         49,676       46,986       52,133
Depreciation and amortization of
   intangible assets........................         35,934       35,103       37,549
Corporate expenses..........................         16,021        7,037        6,858
                                                  ---------    ---------    ---------
   Income from operations...................         44,216       32,007       54,606
Other income (expense):
   Interest income..........................          4,590        3,249        1,624
   Interest expense.........................        (52,241)     (54,983)     (61,014)
   Gain on sale of stations.................        127,109       41,671            -
   Other....................................           (123)        (233)        (731)
                                                  ---------    ---------    ---------
       Other income (expense), net..........         79,335      (10,296)     (60,121)

Income (loss) before income taxes...........        123,551       21,711       (5,515)
Provision for income taxes..................        (66,524)     (35,080)      (4,135)
                                                  ---------    ---------    ---------
Net income (loss)...........................      $  57,027    $ (13,369)   $  (9,650)
                                                  =========    =========    =========



           See accompanying notes to consolidated financial statements

                       NEW WORLD TELEVISION INCORPORATED

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)



                                                                            RETAINED
                                                          ADDITIONAL        EARNINGS             TOTAL
                                              COMMON        PAID-IN       (ACCUMULATED       STOCKHOLDER'S
                                              STOCK         CAPITAL         DEFICIT)             EQUITY
                                            ----------    ------------   --------------    ------------------

Balance at December 31, 1993............   $       218   $     184,474  $        (9,912)  $           174,780
Exercise of Class A Warrants............             -               4                -                     4
Conversion of shares in connection
   with the NWCG Merger.................          (218)            218                -                     -
Net loss................................             -               -           (9,650)               (9,650)
                                            ----------    ------------   --------------    ------------------

Balance at December 31, 1994............                       184,696          (19,562)              165,134
Net loss................................             -               -          (13,369)              (13,369)
                                            ----------    ------------   --------------    ------------------


Balance at December 31, 1995............                       184,696          (32,931)              151,765
Net income..............................             -               -           57,027                57,027
                                            ----------    ------------   --------------    ------------------


Balance at December 31, 1996............   $             $     184,696  $        24,096   $           208,792
                                            ==========    ============   ==============    ==================




          See accompanying notes to consolidated financial statements

                       NEW WORLD TELEVISION INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                         1996          1995          1994
                                                     ----------    ----------    ---------
Cash flow from operating activities:
  Net income (loss)...............................  $    57,027   $   (13,369)  $   (9,650)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Deferred tax provision..........................       60,886        32,880        3,750
  Depreciation and amortization of
  intangible assets...............................       35,934        35,103       37,549
  Gain on sale of stations........................     (127,109)      (41,671)           -
  Television program contract amortization
  net of payments.................................         (325)        1,369        3,343
  Noncash interest expense and other..............          356           291        1,393
  Changes in assets and liabilities, net of
  dispositions:
  Receivables and other assets....................       (4,806)       (5,881)       1,601
  Liabilities.....................................       11,685          (677)       4,698
                                                     ----------    ----------    ---------
  Total adjustments...............................      (23,379)       21,414       52,334
                                                     ----------    ----------    ---------
Net cash provided by operating activities.........       33,648         8,045       42,684
Cash flow from investing activities:
  Proceeds from sale of stations..................      231,721       107,500            -
  Increase in restricted cash.....................     (193,163)            -            -
  Capital expenditures............................       (8,936)      (11,120)     (15,372)
  Investment in Program Co........................       (7,500)       (7,500)      (7,500)
  Other...........................................            -           631            -
                                                     ----------    ----------    ---------
Net cash provided by (used in) investing
  activities......................................       22,122        89,511      (22,872)
Cash flow from financing activities:
  Repayments of long-term debt....................      (34,108)     (105,988)      (2,013)
  Other...........................................            -             -         (356)
                                                     ----------    ----------    ---------
Net cash  used in financing activities............      (34,108)     (105,988)      (2,369)
                                                     ----------    ----------    ---------
Net increase (decrease) in cash...................       21,662        (8,432)      17,443
Cash balance at beginning of period...............       20,391        28,823       11,380
                                                     ----------    ----------    ---------
Cash balance at end of period.....................  $    42,053   $    20,391   $   28,823
                                                     ==========    ==========    =========
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for interest........  $    52,163   $    54,223   $   59,558
                                                     ==========    ==========    =========
  Cash paid for income taxes......................  $     2,875    $      350    $     704
                                                     ==========    ==========    =========
Supplemental schedule of noncash investing
and financing activities:
  Purchase of television program contract
  rights..........................................  $    23,377   $    24,684   $   27,669
                                                     ==========    ==========    =========


          See accompanying notes to consolidated financial statements

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


        New World Television Incorporated (the "Company" or "NW Television"), a Delaware corporation and wholly-owned subsidiary of New World Communications Group Incorporated ("NWCG"), was formed in 1987.

        On January 22, 1997 (the "Fox Merger Date"), a special meeting (the "Special Meeting") of stockholders of NWCG was held. At the Special Meeting, the Agreement and Plan of Merger dated as of September 24, 1996 (the "Fox Merger Agreement"), by and among NWCG, The News Corporation Limited, a South Australian corporation ("News Corp."), Fox Television Stations, Inc., a Delaware corporation in which News Corp. has an indirect interest ("Fox"), and Fox Acquisition Co., Inc., a Delaware corporation and a wholly-owned subsidiary of Fox ("Merger Sub"), was approved. Immediately following the Special Meeting, the transactions contemplated by the Fox Merger Agreement were consummated, including the merger of Merger Sub with and into NWCG and a stock purchase pursuant to the Stock Purchase Agreement dated as of September 24, 1996 (the "Stock Purchase Agreement"), by and among News Corp., Fox and NWCG (Parent) Holdings Corporation, a Delaware Corporation ("Parent") (the transactions contemplated by the Fox Merger Agreement and the Stock Purchase Agreement, collectively, the "Fox Merger").

        Pursuant to the Merger Agreement, (a) each issued and outstanding share of NWCG's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary (as such term is defined in the Fox Merger Agreement)), was converted into the right to receive 1.45 American Depositary Shares of News Corp. ("ADSs"), each of which represents four fully paid and non-assessable Preferred Limited Voting Ordinary Shares of A$.50 of News Corp., and
(b) each issued and outstanding share of NWCG's Class B Common Stock, par value $.01 per share (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary), was converted into the right to receive
1.45 ADSs. Pursuant to the Stock Purchase Agreement, Fox purchased from Parent 2,682,236 shares of Class A Common Stock of NWCG owned by Parent and all of the outstanding shares of capital stock of NWCG Holdings Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent ("Holdings").

        As a result of the Fox Merger, Fox has acquired all of the shares of common stock of NWCG (other than any shares previously owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary) and NWCG has become a subsidiary of Fox. The Fox Merger has resulted in a change of control of the Company. The accompanying consolidated financial statements are derived from the historical books and records of the Company and do not give effect to any purchase accounting adjustments which Fox may record as a result of such acquisition.

        Prior to the consummation of the Fox Merger, the Company was an affiliate of Mafco Holdings, Inc. ("Mafco"), a Delaware corporation which is wholly-owned by Mr. Ronald O. Perelman, the former Chairman of the Board of NWCG. On May 25, 1993, as one of a series of transactions comprising the Company's Chapter 11 bankruptcy reorganization on that date, Andrews Group Incorporated ("Andrews), an indirect subsidiary of Mafco, contributed $100 million to the Company in exchange for 54.15% of the Company's common stock. On March 7, 1994, in accordance with an Agreement and Plan of Reorganization and Merger with Andrews, NWCG and SCI Merger Sub Incorporated, all outstanding shares of the Company were converted to a like number of shares of NWCG common stock (the "NWCG Merger"). Further, the holders of the Class A Warrants and Class B Warrants obtained the right to acquire and receive a like number of shares of NWCG common stock. As a result of the NWCG Merger, the Company became a wholly-owned subsidiary of NWCG.

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



        The five broadcast stations owned by the Company on December 31, 1996 became part of the group of stations owned and operated by Fox on the Fox Merger Date. All of the stations, which are located throughout the United States, are
affiliated with the FOX network.   See Note 2 for a discussion of station
dispositions.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Certain prior period amounts have been reclassified to conform to current presentation.

        Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and cash equivalents. Cash equivalents are highly-liquid investments with original maturities of three months or less.

        Restricted cash. Restricted cash represents highly-liquid investments with original maturities of three months or less, the use of which is restricted under the terms of the Company's long-term debt agreements. See Notes 2 and 4 for a further discussion of restricted cash.

        Television program contract rights. The rights to broadcast non-network programs are stated at the lower of cost, less accumulated amortization, or net realizable value. Costs are amortized based upon the usage of programs under methods which generally result in straight-line amortization. The cost of program rights expected to be used within one year is classified as a current asset. Sports broadcast rights are generally expensed when the events are televised.

        Property, plant and equipment. The property, plant and equipment of the Company are carried at cost net of accumulated depreciation. Depreciation is computed on the straight-line method for financial accounting purposes using lives of 26 to 30 years for buildings, 11 to 19 years for land improvements, 14 to 17 years for towers, 4 to 8 years for broadcast equipment, 8 to 12 years for office furniture and fixtures, 4 to 8 years for automobiles and other assets and 5 to 7 years for leasehold improvements.

        Deferred financing costs. Costs incurred with the issuance of debt are included in note receivable from related party and other assets, net of accumulated amortization. Amortization is charged to income over the respective lives of the applicable issues; unamortized costs will be written off when the related debt is retired.

        Intangible assets. Intangible assets include network affiliation agreements, broadcast licenses, goodwill and excess reorganization value. The components of intangible assets are amortized on a straight-line basis over the following lives:

          Network affiliation agreements..................      40 years
          Broadcast licenses, goodwill and excess
            reorganization value..........................   20-40 years

          The carrying values of intangible assets as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable,

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


as determined based on undiscounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying value of the assets would be reduced to their estimated fair value.

          Fair market value of financial instruments. The carrying values of all financial instruments, excluding long-term debt, approximate fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, or quoted market rates (Note 4).

          Income taxes. The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, a current or deferred income tax liability or asset is recognized, subject to certain limitations, for the current or deferred tax consequences of all basis differences and events which have been recognized in the financial statements. The deferred income tax asset or liability is measured by the provisions of enacted tax laws. The Company has provided a valuation allowance for net operating loss carryovers ("NOL") restricted in use as a result of the Company's bankruptcy reorganization on May 25, 1993. Any benefit recognized in future periods related to the NOL generated prior to this date will be accounted for as a reduction in excess reorganization value when recognized. The Company has recorded a valuation allowance of $17.4 million for the NOL generated prior to May 25, 1993.

        Stock options. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for employee stock options issued by NWCG to certain of the Company's employees because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of NWCG's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.



2.  STATION DISPOSITIONS AND PRO FORMA FINANCIAL INFORMATION

          In March 1995, the Company sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5 million. The Company recorded a gain on the sale of $41.7 million. The Company repaid $19.5 million of the Bank Credit Agreement Loans in March 1995 and $77.3 million of the Step-up Notes in April 1995 from the net proceeds of the Boston Station sale.

          In November 1996, the Company sold the assets constituting KNSD-TV (the "San Diego Station") for gross proceeds of $231.7 million. The Company recorded a gain on the sale of $127.1 million. The Company repaid the outstanding balance of $27.6 million of the Bank Credit Agreement Loans in November 1996 and $1.7 million of the Step-up Notes in December 1996 from the net proceeds of the San Diego Station sale. The use of the remaining net proceeds of $193.2 from the San Diego Station sale was restricted at December 31, 1996 under the terms of the Company's debt agreements pending the outcome of the Company's offer to purchase a portion of the 11% Notes (Note 4).

          The following condensed pro forma consolidated statement of operations information gives effect, as of January 1, 1995 and 1996, to the sale of the Boston Station, the sale of the San Diego Station and repayment of debt with the net proceeds from the sales. The pro forma financial results do not necessarily reflect either future

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


results or the results that would have occurred had the transactions discussed above actually occurred on the dates indicated.


In thousands:

                                                   FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                                ----------------------
                                                   1996         1995
                                                ---------    ---------
                                                      (UNAUDITED)
  Statement of Operations Data
---------------------------------------------
  Net revenues..............................   $  207,757   $  187,931
  Net loss..................................   $  (13,798)  $  (19,791)


3.  SUPPLEMENTAL BALANCE SHEET INFORMATION


        The composition of receivables at December 31, 1996 and 1995 was as follows (in thousands):

                                                  1996        1995
                                                --------    --------
Trade receivables.............................  $ 57,446   $  63,331
Other receivables.............................     2,932       1,520
                                                --------    --------
                                                  60,378      64,851
Less: Allowance for doubtful accounts.........    (2,538)     (2,789)
                                                --------    --------
                                                $ 57,840   $  62,062
                                                ========    ========

          The broadcast television stations sell advertising time to a variety of customers in diversified industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses have consistently been within management's expectations and industry standards.


        The composition of property, plant and equipment at December 31, 1996 and 1995 was as follows (in thousands):


                                                                 1996         1995
                                                               ---------    ---------
  Land, buildings and land improvements....................   $   42,805   $   46,651
  Broadcast towers.........................................        5,692        5,843
  Other broadcast and news gathering equipment.............       67,113       70,932
  Office furniture and fixtures............................       15,271       14,384
  Automobiles..............................................        5,160        4,951
  Leasehold improvements...................................          109          109
  Construction in progress.................................          968        2,653
                                                               ---------    ---------
                                                                 137,118      145,523
  Total accumulated depreciation and amortization..........      (39,300)     (30,595)
                                                               ---------    ---------
                                                              $   97,818   $  114,928
                                                               =========    =========

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



  The composition of note receivable from related party and other assets at December 31, 1996 and 1995 was as follows (in thousands):

                                                                1996       1995
                                                              --------   --------
  Note receivable from Program Co. (Note 8)...........       $  29,500  $  22,000
  Investment in Program Co. (Note 8)..................             500        500
  Deferred financing costs............................           2,565      2,857
  Other...............................................             299        251
                                                              --------   --------
                                                             $  32,864  $  25,608
                                                              ========   ========


  The composition of intangible assets at December 31, 1996 and 1995 was as follows (in thousands):


                                                                   1996         1995
                                                                ---------    ---------
  Network affiliation agreements, broadcast licenses,
    goodwill and excess reorganization value..........         $  471,111   $  638,177
  Total accumulated amortization......................            (78,394)     (61,638)
                                                                ---------    ---------
                                                               $  392,717   $  576,539
                                                                =========    =========


  The composition of accounts payable and accrued expenses at December 31, 1996 and 1995 was as follows (in thousands):


                                                               1996       1995
                                                            --------   --------
  Trade payables......................................     $   4,693  $   3,610
  Accrued interest....................................        10,278     10,423
  Accrued salaries and wages..........................         6,840      6,521
  Other payables......................................         9,355      7,078
                                                            --------   --------
                                                           $  31,166  $  27,632
                                                            ========   ========

4   LONG-TERM DEBT

  Long-term debt at December 31, 1996 and 1995 was as follows (in thousands):

                                                               1996        1995
                                                            ---------   ---------
  Bank Credit Agreement Loans.........................     $        -  $   27,619
  Step-up Notes.......................................        107,891     114,380
  11% Notes...........................................        373,735     373,735
                                                            ---------   ---------
                                                              481,626     515,734
  Less current portion................................          4,691       5,967
                                                           ----------   ---------
                                                           $  476,935  $  509,767
                                                           ==========   =========

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


Bank Credit Agreement Loans -- The Bank Credit Agreement Loans were paid in full in connection with the sale of the San Diego Station (Note 2). The Bank Credit Agreement Loans were secured by a lien on common stock and intercompany notes of the broadcast stations held by the Company (the "Pledged Collateral").

          Step-up Notes -- Senior secured notes maturing on June 30, 1998; interest at 7 1/2% to May 25, 1996, 8 1/2% to May 25, 1997 and 9 1/2%
thereafter, payable quarterly; minimum annual principal payments of $4.7 million in 1997 and $103.2 million in 1998 (as adjusted for mandatory payments made in 1995 and 1996), plus mandatory annual prepayments based upon the excess cash flow of the Company, as defined, redeemable at the Company's option at any time prior to maturity at 100% of outstanding principal plus accrued interest; secured by the Pledged Collateral. Interest expense on the Step-up Notes was accrued at 7.82%, which represents the effective interest rate over the term of the notes. The excess of interest accrued at the effective rate over interest at the stated rate of the notes is included in other noncurrent liabilities. Prior to the repayment of the Bank Credit Agreement Loans, the minimum annual principal payments and all mandatory payments were required to be shared with the Bank Credit Agreement Loans on a pro rata basis, and the security interest in the Pledged Collateral was held on a pari passu basis with the Bank Credit Agreement Loans.

          On March 6, 1997, the Company used a portion of the excess net proceeds from the San Diego Station sale to redeem the Step-up Notes for a purchase price equal to 100% of the outstanding principal balance of the notes.

          11% Notes -- Secured senior notes maturing June 30, 2005; interest at 11% to maturity, payable semi-annually; redeemable at the Company's option at any time on or after June 30, 1998 at 101% of outstanding principal amount prior to June 30, 1999 and 100% thereafter, plus accrued interest; mandatory redemption of 50% of original principal amount on June 30, 2004 at 100% of outstanding principal amount plus accrued interest; remaining balance due at maturity; secured by lien on Pledged Collateral, third in priority behind permitted letters of credit and Step-up Notes.

          On January 6, 1997, in conjunction with the sale of the San Diego Station, the Company repaid $41 thousand of the 11% Notes. Further, the balance of the excess net proceeds from the sale of the San Diego Station, which is reflected as restricted cash at December 31, 1996, reverted to the Company for use as permitted under the terms of the Step-up Notes and the 11% Notes.

          As a result of the Fox Merger, on February 13, 1997 the Company made an offer to purchase the outstanding balance of the 11% Notes at a repurchase price in cash equal to 100% of the principal amount outstanding.

          As of December 31, 1996, the Company's debt matures in the following years (in thousands): $4,691 in 1997, $103,200 in 1998, $186,868 in 2004 and
$186,867 in 2005.

          The Company's debt agreements include various ratios and covenants, including restrictions on additional indebtedness, investments, capital expenditures, transactions with affiliated companies and payment of dividends.

          The fair value of the Company's long-term debt at December 31, 1996 is approximately $501.0 million.

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



5.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

          The Company is a party to a number of pending legal proceedings. The Company does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's operations or financial results.

PROGRAMMING COMMITMENTS

          As of December 31, 1996, the Company has commitments aggregating approximately $7.1 million for various broadcast programming rights through 1999. Certain agreements require the Company to purchase programming that has not yet been produced; the dollar amount of such contracts are not estimable.


6.  INCOME TAXES

          As a result of the NWCG Merger, effective January 1, 1994 the Company is included in the consolidated federal and certain state income tax returns of NWCG and its subsidiaries. The Company will make tax sharing payments in amounts equivalent to the tax liability the Company would have reflected on its separate consolidated federal income tax return if such return had been filed. Income taxes have been provided as if the Company were a separate taxpayer.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                               DECEMBER 31, 1996
                                                                      --------------------------------
                                                                           CURRENT        NONCURRENT
                                                                           ASSETS           ASSETS
                                                                        (LIABILITIES)    (LIABILITIES)
                                                                      ----------------  --------------

Property, plant and equipment....................................    $             -   $        (5,543)
Intangible assets................................................                  -           (94,584)
Long-term debt discount..........................................                  -             2,367
Financial reporting accruals and reserves........................              2,071             7,134
Other temporary differences......................................              2,139            (5,747)
AMT credit carryover.............................................                  -             6,048
NOL carryover....................................................                  -            43,549
Valuation allowance..............................................                  -           (17,419)
                                                                      --------------    --------------
                                                                     $         4,210   $       (64,195)
                                                                      ==============    ==============

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



                                                                             DECEMBER 31, 1995
                                                                         CURRENT         NONCURRENT
                                                                         ASSETS            ASSETS
                                                                      (LIABILITIES)     (LIABILITIES)
                                                                     ----------------  ----------------
Property, plant and equipment.................................       $             -   $        (4,280)
Intangible assets.............................................                     -          (116,159)
Long-term debt discount.......................................                     -             3,033
Financial reporting accruals and reserves.....................                 1,390             7,697
Other temporary differences...................................                 1,730            (5,741)
AMT credit carryover..........................................                     -             1,600
NOL carryover.................................................                     -           129,514
Valuation allowance...........................................                     -           (94,024)
                                                                     ---------------   ---------------
                                                                     $         3,120   $       (78,360)
                                                                     ===============   ===============


          At December 31, 1995, the Company's NOL for federal income tax purposes was $332.1 million, which expires in 2002 through 2009. The NOL at December 31, 1996 was approximately $112 million of which approximately $10.6 million is not subject to the limitations under Section 382 described below. Limitations imposed by Section 382 of the Internal Revenue Code (the "Code") after a change of control, which occurred on May 25, 1993, will limit the amount of NOL which will be available to offset future taxable income. At December 31, 1996, the Company has a valuation allowance against such restricted NOL for the excess of the NOL over the amount of taxable temporary differences which will reverse during the permitted carryover period. Remaining NOL at December 31, 1996 in excess of the Section 382 limitation may be used to the extent of built-in gains realized through May 24, 1998. As a result of the Fox Merger, another change of control under Section 382 of the Internal Revenue Code occurred. Management believes that the ownership change will not have a material effect on the use of NOL's.

          Significant components of the provision for income taxes are as follows (in thousands):


                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    1996         1995         1994
                                                 ---------    ---------    --------
Current
  Federal....................................   $    4,448  $     1,500  $     (460)
  State......................................        1,190          700         845
                                                 ---------    ---------    --------
                                                     5,638        2,200         385
Deferred
  Federal....................................       50,582       25,568       3,227
  State......................................       10,304        7,312         523
                                                 ---------    ---------    --------
                                                    60,886       32,880       3,750
                                                 ---------    ---------    --------
Total provision for income taxes.............   $   66,524  $    35,080  $    4,135
                                                 =========    =========    ========

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


            A reconciliation of the income tax provisions is as follows (in thousands):

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                  ----------------------------------
                                                     1996         1995         1994
                                                  ---------    ---------    --------
Provision assuming federal income tax rate.....  $   43,243  $     7,599  $   (1,930)
Amortization and sale of intangibles...........      15,340       21,009       4,962
State income tax...............................       7,471        5,207         885
Other..........................................         470        1,265         218
                                                  ---------    ---------    --------
                                                 $   66,524  $    35,080  $    4,135
                                                  =========    =========    ========

          Income tax expense in 1996 and 1995 resulted primarily from the recognition of income taxes on the sale of the San Diego Station and the Boston Station due to the lower historical tax bases of the Stations' assets. The liability associated with these taxes will be offset by utilization of pre-May 25, 1993 net operating losses. The utilization has been reflected as a reduction of excess reorganization value of approximately $76.2 million in 1996 and $21.6 million in 1995.


7.  EMPLOYEE BENEFITS

 NW Television Defined Benefit Plan

          Substantially all full time employees of NW Television not participating in union sponsored plans who meet eligibility requirements ("Plan Participants") are included in a defined benefit pension plan (the "Pension Plan").

          Under the provisions of the Pension Plan, benefits are earned based on years of service and the employees' average earnings during the employees' highest paid three consecutive calendar years of employment.


               Data relating to the Pension Plan is as follows (in thousands):

                                                                       DECEMBER 31,
                                                           ---------------------------------
                                                              1996                   1995
                                                           ---------              -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
  benefits of $51,623 and $46,520.......................  $   52,153             $     47,107
                                                           =========              ===========

  Projected benefit obligation for services rendered to
   date.................................................  $   66,933             $     65,322
  Pension Plan assets at fair value, primarily listed
   stocks and U.S. bonds................................     (49,510)                 (46,679)
                                                           ---------              -----------

  Projected benefit obligation in excess of Pension
   Plan assets..........................................      17,423                   18,643
  Unrecognized prior service cost.......................       2,985                    3,784
  Unrecognized net loss.................................      (7,860)                 (10,771)
                                                           ---------              -----------
  Accrued pension liability recognized in consolidated
   balance sheet........................................  $   12,548             $     11,656
                                                           =========              ===========

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               1996           1995         1994
                                                            ---------      ---------    ---------
   Net pension cost includes the following components:
   Service cost -- benefits earned during the period.....  $    3,484   $    2,348   $    3,193
    Interest cost on projected benefit obligation........       4,826        3,990        4,053
    Actual (return) loss on Pension Plan assets..........      (1,992)      (7,262)       1,836
   Amortization of prior service cost....................        (278)        (285)        (175)
    Unrecognized gain (loss) subject to amortization.....      (1,985)       3,742       (5,103)
                                                            ---------    ---------    ---------
    Net periodic pension cost............................   $   4,055   $    2,533   $    3,804
                                                            =========    =========    =========

          The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation and net pension cost are 7.5%, 7.25% and 8.5% at December 31, 1996, 1995, and 1994, respectively. The rate of increase in future compensation levels and the expected long-term rate of return on assets are 5% and 9%, respectively, in all periods presented. The Company funds minimum amounts required by ERISA.

          The Pension Plan experienced a curtailment as a result of the sale of the San Diego Station. The related curtailment gain of $.5 million has been included in the calculation of the gain on the sale of the station.

          In conjunction with the Fox Merger, the Company has announced that it will cease the accrual of benefits under the Pension Plan on March 31, 1997. Immediately thereafter, substantially all of the participants in the Pension Plan will become participants in the Fox Inc. Pension Plan, which offers benefits that are substantially similar to the benefits offered by the Pension Plan. In addition, Fox plans to merge the Pension Plan into the Fox Inc. Pension Plan. No curtailment is expected to occur as a result of the foregoing.

Other Plans

          The Company provides certain additional benefits to retired or involuntarily terminated employees of certain subsidiaries based on years of service. As of December 31, 1996 and 1995 the Company had a liability of approximately $4.8 million and $5.4 million, respectively, related to these benefits.


8.  EQUITY TRANSACTIONS

Stock Options

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for employee stock options issued by NWCG to certain of the Company's employees because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of NWCG's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

        NWCG's 1994 Stock Option Plan had authorized the grant of options to management personnel for up to 6.0 million shares of NWCG's common stock. All options granted have maximum 10 year terms and vested over

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


a three year period becoming fully vested at the end of 3 years of continued employment. Options granted expire within 90 days of an employee's termination.

        As a result of the Fox Merger, all unvested stock options on the Fox Merger Date became fully vested and exercisable and all outstanding options were assumed by Fox and became exercisable to purchase ADSs in a ratio of 1.45 ADSs for each share of NWCG common stock. In addition, if an option holder's employment with the Company is terminated within six months of the Fox Merger Date, the option expiration date will be extended from 90 days to one year after the employee's termination date.

        Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.6% and 6.3%, a dividend yield of 0%; volatility factors of the expected market price of NWCG's common stock of 51.6% and 53.1%; and a weighted-average expected life of the option of 5 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because NWCG's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of NWCG's employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) for the years ended December 31, 1996 and 1995, assuming statement 123 was adopted on January 1, 1995, was $ 55.8 million and $ (13.9) million respectively.


9.  RELATED PARTY TRANSACTIONS

        The Company is a wholly-owned subsidiary of NWCG. NWCG also owns 100% of NWC Acquisition Corporation ("NW Acquisition") and New World Entertainment, Ltd. ("NW Entertainment").

        The Company, NWCG and NW Acquisition share compensation costs for certain employees and certain other corporate costs, including costs associated with the employment of certain officers of Andrews who also serve as officers of the Company. These costs totaled $40.5 million, $20.4 million and $23.2 million in 1996, 1995 and 1994, respectively. The Company's portion of these total costs was $16.0 million, $7.0 million and $6.9 million in 1996, 1995 and 1994, respectively. Amounts payable or receivable from related parties associated with these costs are settled periodically.

        Prior to the Fox Merger, the Company and certain affiliates of Mafco were afforded coverage under selected common insurance policies obtained by a subsidiary of Mafco. The Company paid Mafco its allocable portion of the cost of this insurance coverage.

                       NEW WORLD TELEVISION INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


        In connection with the overall business strategy to participate in an integrated entertainment company capable of developing, producing and distributing television programming, the Company may invest in ventures which produce and distribute television programming, operate a national advertising and/or sales representation firm or syndicate programming (each a "Program Co"). Certain of the Company's agreements, including the debt agreements, place limitations on the Company's financial and business relationships with a Program Co and with Andrews. As permitted under the Company's debt agreements, the Company made an aggregate investment of $30.0 million in preferred stock and debt of NW Entertainment, which for purposes of the Company's debt agreements is a Program Co. The Company received interest income of $2.4 million, $1.6 million and $.7 million from NW Entertainment related to this investment in 1996, 1995 and 1994, respectively.

        The Company licenses programming from NW Entertainment. Film assets and film liabilities related to the programming licensed from NW Entertainment were $2.3 million and $2.2 million, respectively, at December 31, 1996 and, $1.8 million and $2.0 million, respectively, at December 31, 1995. The Company made film payments to NW Entertainment of $2.9 million, $2.8 million and $.8 million during the years ended 1996, 1995 and 1994, respectively.

        In May, 1994, the Company replaced its outside advertising representation firms with New World Sales and Marketing, a wholly-owned subsidiary of NW Entertainment. The Company paid or accrued commissions to New World Sales and Marketing of $7.7 million, $7.5 million and $4.2 million, for the years ended 1996, 1995 and 1994, respectively.

        Andrews and certain subsidiaries of NWE Entertainment lease certain office space in the Company's Atlanta office. These companies pay the Company its allocable portion of lease costs.

                       NEW WORLD TELEVISION INCORPORATED

                       SUPPLEMENTAL FINANCIAL INFORMATION
                        QUARTERLY FINANCIAL INFORMATION


  Summarized unaudited quarterly financial information for the years ended December 31, 1996 and 1995:


                                                    THREE MONTHS ENDED
                              ------------------------------------------------------------
                                DECEMBER 31,     SEPTEMBER 30,      JUNE 30,     MARCH 31,
                                    1996              1996            1996          1996
                              --------------   ---------------    ----------   -----------
Net revenue...............   $        70,971  $         56,541   $    66,771  $     53,235
Income from operations....            15,107             6,253        17,963         4,893
Net income (loss).........            65,369            (4,773)        2,028        (5,597)


                                                    THREE MONTHS ENDED
                             -------------------------------------------------------------
                               DECEMBER 31,     SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                   1995              1995            1995           1995
                             --------------   ---------------    ----------    -----------
   .......................
Net revenue...............  $        63,137  $         51,226   $    61,318   $     55,093
Income (loss) from
  operations..............           17,414             1,923        13,565           (895)
Net income (loss).........            3,577            (7,660)       (1,097)        (8,189)


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth certain information with respect to the directors and executive officers of NW Television as of March 15, 1997.

Name                 Age  Position
----                 ---  --------

K. Rupert Murdoch..   66  Director
Chase Carey........   43  Director and Chairman
David F. DeVoe.....   50  Director
Lawrence Jacobson..   38  Executive Vice President and Assistant Treasurer
Mitchell Stern.....   42  President and Chief Operating Officer

  K. Rupert Murdoch, Director. Director of the Company since January 22, 1997. Chairman of the Board of Directors of News Corp. since August 1991. Executive Director and Chief Executive of News Corp. since 1979. Director of News Limited, News Corp.'s principal subsidiary in Australia, since 1953. Director of News International plc ("News International"), News Corp.'s principal subsidiary in the United Kingdom, since 1969. Director of News America Holdings Incorporated ("NAHI"), News Corp.'s principal subsidiary in the United States, since January 1985. Chairman, Chief Executive Officer and President of NAHI from January 1985 until October 1996. Chairman and a Director of Satellite Television Asian Region Limited ("STAR TV") since July 1993. Member of the Board of British Sky Broadcasting Group plc ("BSkyB") since November 1990. Member of Share Option and Nominating Committees of News Corp.

  Chase Carey, Director and Chairman. Director and Chairman of the Company since January 22, 1997. Executive Director and Co-Chief Operating Officer of News Corp. since October 1996. Director and Executive Vice President of NAHI since December 1996. Chairman and Chief Executive Officer of Fox Television since July 1994. Chief Operating Officer of Fox, Inc. since May 1992 and Executive Vice President since June 1988.

  David F. DeVoe, Director. Director of the Company since January 22, 1997. Executive Director of News Corp. since October 1990. Senior Executive Vice President of News Corp. since January 1996 and Chief Financial Officer and Finance Director since October 1990. Executive Vice President of News Corp. from October 1990 until January 1996. Director and Executive Vice President of NAHI since July 1991. Director of STAR TV since July 1993. Director of BSkyB since December 1994.

  Lawrence Jacobson, Executive Vice President and Assistant Treasurer.
Executive Vice President and Assistant Treasurer of the Company since January 22, 1997. Executive Vice President of Fox Television since May 1996. Executive Vice President and Chief Financial Officer of Fox Broadcasting Company since July 1994. Senior Vice President, Finance of Fox, Inc. since July 1992 and Vice President, Finance of Fox, Inc. from December 1990 to July 1992.

  Mitchell Stern, President and Chief Operating Officer. President and Chief Operating Officer of the Company since January 22, 1997. President and Chief Operating Officer of Fox since January 1993. Executive Vice President and Chief Operating Officer of Fox from May 1992 to January 1993. Senior Vice President, Fox and Station Manager of KTTV/Fox 11 from May 1990 to May 1992. Vice President and Chief Financial Officer of Fox from July 1986 to May 1990.

ITEM 11:  EXECUTIVE COMPENSATION

  The current executive officers of the Company were appointed as of the Fox Merger Date. The information discussed below concerns the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company serving as of December 31, 1996 and one former executive who resigned during 1996 (these six individuals, collectively, the "named executive officers") for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1996, 1995 and 1994. The employment of the named executive officers was either terminated or they have been removed as officers of the Company in January 1997 as a result of the Fox Merger. Any payments which were required to be made to such executives as a result of their termination are not reflected in the 1996 financial results of the Company.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The following table sets forth the annual compensation information for the highest paid executive officers under the terms of their respective employment agreements:

                           Summary Compensation Table
                           --------------------------



                                                                          LONG-TERM
                                         ANNUAL COMPENSATION (2)         COMPENSATION
                                  ----------------------------------        AWARDS
                                                            OTHER         SECURITIES
                                                           ANNUAL         UNDERLYING       ALL OTHER
     NAME AND                        SALARY    BONUS    COMPENSATION     OPTIONS AND     COMPENSATION
PRINCIPAL POSITION (1) (2)    YEAR    ($)       ($)           ($) (8)   WARRANTS (#) (7)       ($) (9)
-----------------------------------------------------------------------------------------------------
Farrell Reynolds              1996  900,000   312,500              -                 -              -
  Chairman of the Board       1995        -         -              -                 -              -
  and Chief Executive         1994        -         -              -                 -              -
  Officer (3) (6)...........

Robert E. Selwyn              1996        -         -              -                 -        686,972
  Chairman and Chief          1995  458,094   200,000              -                 -              -
  Executive Officer           1994  445,658   200,000              -           100,000              -
  (resigned January 1996)
  (4).......................

Carolyn Forrest               1996  150,833    50,000              -                 -              -
  Vice President and          1995  141,667    50,000              -                 -              -
  Secretary (10)............  1994   23,872         -         16,954            20,000              -

Larry D. Haugen               1996  268,137   100,000              -                 -              -
  Vice President............  1995  260,269   100,000              -                 -              -
                              1994  253,208   100,000              -                 -

David A. Ramon                1996  551,123   500,000              -                 -              -
  Chief Operating Officer     1995  536,293   200,000              -                 -              -
  (5).......................  1994  202,567   200,000              -           100,000              -

Gwen C. Wisler                1996  159,383   100,000              -                 -              -
  Vice President (10).......  1995  140,917    80,000              -                 -              -
                              1994  100,833    60,000              -            20,000              -

  Notes to the Summary Compensation Table:

  (1) All officers of the company as of December 31, 1996 were either terminated or removed as officers in January 1997 as a result of the Fox Merger.

  (2) Beginning January 1, 1995, NW Acquisition reimbursed the Company for a portion of all executive compensation paid by the Company.

  (3) Mr. Reynolds became Chairman and Chief Executive Officer of NW Television in January 1996 upon the resignation of Mr. Selwyn; since he was not previously employed by NW Television, no compensation information is presented.

  (4) Pursuant to a reimbursement agreement between a wholly-owned subsidiary of GHI ("GHI Sub"), a former affiliate of the Company, and NW Television, GHI Sub reimbursed NW Television $175,000 for a portion of Mr. Selwyn's and another employee's salaries. As of December 31, 1994, the reimbursement agreement was terminated.

  (5) Pursuant to employment agreements between GHI, a former affiliate of the Company, and certain of its affiliates (the "GHI Employment Agreements") and Mr. Ramon, Mr. Ramon was paid an annual salary of $300,000 through December 31, 1994 from GHI.

  (6) During 1996, NW Sales and Marketing continued to pay Mr. Reynolds on behalf of the Company and he participated in the NW Sales and Marketing benefit plans. His salary costs, net of an allocation of his salary to NW Sales and Marketing, were reimbursed to NW Sales and Marketing.

  (7) Stock option awards received represent options to purchase NWCG Class A Common Stock.

  (8) Other annual compensation paid to Ms. Forrest in 1994 represents reimbursement for moving expenses.

  (9) Other compensation paid to Mr. Selwyn represents amounts paid in conjunction with his resignation as Chief Executive Officer of the Company.

  (10) Ms. Forrest began her employment with the Company in November 1994. Ms. Wisler began her employment with the Company in February 1994.

STOCK OPTIONS GRANTS

  There were no stock option grants of NWCG Class A Common Stock to the named executive officers during the year ended December 31, 1996.

AGGREGATED STOCK OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES

  The following table sets forth information concerning options to purchase NWCG Class A Common Stock exercised during the year ended December 31, 1996 by the named executive officers and the value of exercised and unexercised options to purchase NWCG Class A Common Stock held by the named executive officers as of December 31, 1996. No options to purchase NWCG Class A Common Stock held by the named executives have been repriced during the year.


                              Shares                       Number of Securities Underlying       Value of Unexercised In-the-Money
                             Acquired  Value Realized    Unexercised Options at Year-end (#)        Options at Year-end ($) (1)
                                on

                             Exercise        ($)              Exercisable/Unexercisable              Exercisable/Unexercisable
                           ---------------------------------------------------------------------------------------------------------


Farrell Reynolds                    -               -                        133,334 / 66,666                    1,977,010 / 988,490


Robert E. Selwyn              166,666       2,640,491                              0 / 33,334                            0 / 441,676


Carolyn Forrest                 6,666          88,741                           6,667 / 6,667                        77,087 / 77,087


Larry D. Haugen                20,000         353,100                              20,000 / 0                            335,600 / 0


David A. Ramon                      -               -                        166,667 / 33,333                    2,561,338 / 441,662


Gwen C. Wisler                      -               -                          13,333 / 6,667                      223,728 / 111,872

------------------------------------------------------------------------------------------------------------------------------------


(1) This column represents the excess of the fair market value of NWCG's Class A Common Stock of $25.25 per share as of December 31, 1996 above the exercise price of the options. One column reports the "value" of the options that are vested and therefore could be exercised; the other the "value" of options that are not vested and therefore could not be exercised as of December 31, 1996.

DEFINED BENEFIT RETIREMENT PLAN

  The table below illustrates the estimated annual standard pension benefit payable upon retirement in 1996 at specified compensation levels and years of service classifications.



                                               PENSION PLAN TABLE
-------------------------------------------------------------------------------------
                                            YEARS OF BENEFIT SERVICE
                         ------------------------------------------------------------
REMUNERATION               5 YEARS   10 YEARS  15 YEARS  20 YEARS  25 YEARS  30 YEARS
                         ------------------------------------------------------------
    $  125,000              $11,528   $23,056   $34,584   $46,113   $57,641   $57,641
       150,000               13,966    27,931    41,897    55,863    69,828    69,828
       175,000 and over      14,291    28,581    42,872    57,163    71,453    71,453
-------------------------------------------------------------------------------------

  The compensation covered by the Company's defined benefit plan for which the above table is provided includes the salary and bonus information set forth in the Summary Compensation Table for all named executives except Mr. Reynolds, who was not eligible to participate in the plan in 1996. However, in 1996, covered compensation was limited by the Tax Reform Act of 1986 to $150,000. As of January 1, 1997, the credited years of service for Selwyn, Forrest, Haugen, Ramon and Wisler were approximately 9, 2, 9, 9 and 3, respectively. Benefits set forth in the table are straight life annuity amounts and are subject to deductions for the satisfaction of Social Security obligations.

COMPENSATION OF DIRECTORS

  All of the directors as of December 31, 1996 were officers or employees of the Company or its affiliates and did not receive incremental compensation in their capacity as directors.

EMPLOYMENT AGREEMENTS

     The Company had an agreement with Farrell Reynolds providing for his employment as Chairman and Chief Executive Officer for the period January 1, 1996 through December 31, 1998. The employment agreement provided for an initial annual base salary of $900,000, increased to $975,000 in 1997 and to $1,050,000 in 1998, with potential annual bonus amounts of up to $750,000 per year based on the achievement of certain financial goals The employment agreement also provided for the grant of options to purchase NWCG Class A Common Stock as well as for certain retirement, insurance and other benefits. Further, his employment agreement provided that in the event Mr. Reynolds was terminated without Cause (as defined in his employment agreement) or if the Company breached his contract, the Company shall (i) retain Mr. Reynolds' services as an independent consultant through March 1, 1997 for a monthly retainer plus reasonable out-of-pocket expenses and (ii) pay Mr. Reynolds an amount equal to
(a) all unearned and unpaid amounts of base salary and bonus to the date of termination, (b) a portion of his then current year bonus (as defined in Mr. Reynolds' employment agreement), and (c) the difference between (x) the lesser of one year's base salary or the remaining base salary to be paid for the balance of the term of the employment agreement and (y) the present value of the aggregate consulting fees payable to Mr. Reynolds under (i) above. Under the employment agreement, Mr. Reynolds is prohibited from competing with NWCG during the term of the employment agreement and for a period of one year after termination thereof. Mr. Reynolds' employment was terminated on January 31, 1997, and he was paid $975,000 pursuant to the terms of his employment agreement.

  Until January 1996, the Company had an agreement with Robert Selwyn providing for his employment as Chairman and Chief Executive Officer of the Company; Mr. Selwyn currently serves as a consultant for the Company in return for annual compensation of $464,090 (adjusted annually on the basis of the consumer price index, with such adjustment capped at 5%) through January 29, 1998, a discretionary bonus, and certain benefits. The original employment agreement, entered into in 1993, provided for an initial annual base salary to be adjusted annually on the basis of the consumer price index with such adjustment capped at 5% per year, and annual performance bonuses based on operating cash flow. The employment agreement also provided for the grant of options to purchase shares of NWCG Class A Common Stock as well as for certain retirement, insurance and other benefits. Mr. Selwyn's stock options are fully vested.

  NW Television had separate employment agreements (the "Employment Agreements") with Larry D. Haugen and David A. Ramon, having entered into such Employment Agreements on May 25, 1993 (the "Effective Date"). Pursuant to each of the Employment Agreements, the term of employment of each was three years from the Effective Date, with such term automatically extending in successive one-month increments each month after the second anniversary of the Effective Date, unless either NW Television or the employee gave notice to the other of its intention not to renew the employment term. The Employment Agreements provided for, among other things, a signing bonus, a base salary (adjusted on the basis of the consumer price index, with such adjustment capped at 5% per year), annual performance-based bonuses, certain perquisites, life insurance during the term of employment in specified amounts and a grant of options to purchase shares of NWCG Class A Common Stock. Each of the Employment Agreements provided that in the event that Mr. Haugen or Mr. Ramon was terminated without Cause (as defined in the Employment Agreements) or either one resigned with Good Reason (as defined in the Employment Agreements) (i) each would be paid his bonus for the year of termination, (ii) their respective base salary and benefits would continue for the lesser of two years or the remaining term of their respective Employment Agreement and (iii) each would have the right to put his options to NWCG. On January 23, 1997, both Mr. Ramon's and Mr. Haugen's employment was terminated. Under the terms of the Employment Agreements, each will be paid his base salary plus certain benefits through January 22, 1998, all subject to mitigation.

  The Company has an agreement with Carolyn Forrest providing for her employment as Vice President and General Counsel for the period November 1, 1995 to October 31, 1998, with such term automatically extending on a daily basis for each day after 180 days before the end of the term that written notice is not given that the term will not be renewed. The employment agreement provides for a base salary (adjusted annually by the greater of $10,000 or the percentage increase in the consumer price index), a discretionary bonus, and certain perquisites. The employment agreement provides that in the event of Ms. Forrest's death or disability for more than six months, she is entitled to receive 60% of her base salary until the end of the term of the employment agreement. In the event that the Company breaches the employment agreement and the breach is unremedied within 30 days, Ms. Forrest is entitled to terminate the term with an additional 30 days written notice and receive the balance of the Company's obligation under the terms of the employment agreement in either one lump payment or over the balance of the term of the employment agreement. The employment agreement also provides that in the event that Ms. Forrest is terminated without Cause (as defined in the employment agreement), the Company shall continue to pay Ms. Forrest through the end of the term of the employment agreement. Effective as of the Fox Merger Date, Ms. Forrest was removed as an officer of the Company; her employment was not terminated as a result of such action.

  Gwen C. Wisler was employed as an executive officer of the Company pursuant to an employment agreement with NWCG. The Company paid Ms. Wisler directly in lieu of reimbursing NWCG for 100% of all compensation costs. Pursuant to the employment agreement, the initial term of employment was from February 1, 1994 through March 31, 1997. The employment agreement provided for a base salary (adjusted on the basis of the consumer price index with a minimum annual adjustment of 10%), a discretionary bonus, certain perquisites, life insurance during the term of employment in specified amounts and a grant of options to purchase NWCG Class A Common Stock. The employment agreement provided that in the event Ms. Wisler was terminated without Cause (as defined in the employment agreement), NWCG shall (i) pay the amount of any accrued but unpaid base salary,
(ii) continue to pay the base salary and provide certain benefits through the earlier of the end of the term of the employment agreement or the second anniversary of the date of termination. The Company did not incur any severance obligation as a result of the termination of Ms. Wisler's employment on January 24, 1997.

COMPENSATION DECISIONS

  The Company does not have a compensation committee. Prior to the Fox Merger, decisions regarding executive compensation were generally made by William C. Bevins, the Chief Executive Officer of NWCG, Farrell Reynolds and David A. Ramon, with decisions relating to Mr. Reynolds' and Mr. Ramon's compensation made by NWCG's compensation committee. Prior the Fox Merger, the members of NWCG's compensation committee were David N. Dinkins, James D. Robinson III and Howard Gittis, all of whom were non-employee directors of NWCG and the Company. Mr. Gittis, a director of the Company prior to the Fox Merger, serves as a director of Mafco and various of its affiliates.

EXECUTIVE COMPENSATION POLICIES

  The basic elements of the Company's executive compensation packages, which were reflected in the various employment agreements among the Company or its affiliates and the executive officers, were annual base salary, annual incentive bonuses and long-term incentive bonuses.

  Annual Salary and Incentive Bonuses. The base salary levels of the Company's executive officers were negotiated individually with each executive officer and were fixed by contract. Base salary of an executive officer was determined subjectively and was not subject to specific measurable criteria or performance goals. The emphasis was placed upon fixing salary at the level necessary to attract the particular executive sought and retain his or her services for a certain term. In that regard, consideration was given to the individual's then existing compensation arrangements as well as other alternative employment opportunities which were then reasonably available to that person.

  With certain exceptions, bonuses for the Company's executive management was within the discretion of Mr. Bevins, Mr. Reynolds and Mr. Ramon. Except for Mr. Reynolds, all broadcast television operating executives participated along with other broadcast operating personnel in a bonus pool which approximated a percentage of operating cash flow of the station group. Mr. Reynolds' employment agreement contained bonus criteria related to financial performance levels of the business units he managed.

  Long-Term Incentive Compensation. Historically, stock options granted pursuant to the NWCG 1994 Stock Option Plan was the predominant form of long-term incentive compensation and was a major portion of the executive compensation package. No stock options to purchase NWCG Class A Common Stock were granted during 1996.

  Other Compensation. The Company's executive compensation agreements included a benefits component in addition to base salary, bonuses and long-term incentives. This component included, among other things, automobile allowances, enhanced insurance and medical benefits. These benefits were viewed as less important than the salary, bonus and stock-based elements of compensation and, therefore, received far less emphasis.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

  Mr. Reynolds' compensation as the Company's Chief Executive Officer was determined based upon the terms of his employment agreement, which provided for a base salary and a bonus determined based upon the achievement of certain financial goals (see "Employment Agreements").


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As a result of the Fox Merger on the Fox Merger Date, the Company became a wholly owned subsidiary of Fox, which is a wholly owned subsidiary of Twentieth Holdings Corporation ("THC"). K. Rupert Murdoch holds voting preferred shares of THC representing 76% of the voting power thereof. Such preferred stock is redeemable at the option of Fox, Inc. News Corp., through Fox, Inc., holds all of the common stock of THC (representing substantially all of the equity thereof and 24% of the voting power thereof).

  As of March 20, 1997, Cruden Investments Pty. Limited ("Cruden") (a corporation organized under the laws of the State of Victoria, Australia), a subsidiary thereof, Mr. Murdoch, members of his family and a corporation which is controlled by the trustees of settlements and trusts set up for the benefit of the Murdoch family, certain charities and other persons owned 599,988,254 Ordinary Shares, A$.50 each, of News Corp. (approximately 30.85% of the total thereof outstanding). Cruden is a private Australian incorporated investment company owned by Mr. Murdoch, members of his family and various corporations and trusts, the beneficiaries of which include Mr. Murdoch, members of his family and charities. By virtue of shares of News Corp. owned by corporations which are controlled by the trustees of settlements and trusts set up for the benefit of the Murdoch family, certain charities and other persons, and Mr. Murdoch's positions as Chairman and Chief Executive of News Corp., Mr. Murdoch may be deemed to control the operations of News Corp. The business address of THC and Mr. Murdoch is 10201 West Pico Boulevard, Los Angeles, California 90035, and the business address of News Corp. is 2 Holt Street, Sydney, New South Wales, Australia.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP OF THE COMPANY WITH MAFCO

  Mafco is wholly-owned by Ronald O. Perelman. Andrews, an affiliate of Mafco, is subject to the reporting requirements of the Exchange Act and in accordance therewith, files periodic reports and other information with the Securities and Exchange Commission (the "Commission"). These reports can be inspected and copied at certain Commission facilities.

  Terry Bridges and Joseph Page are employed by Andrews and, until the Fox Merger Date, served as Vice President and Chief Administrative Officer and Vice President and Chief Financial Officer, respectively, of the Company pursuant to an employment agreement with Andrews. The Company indirectly reimbursed Andrews for a portion of Mr. Bridges and Mr. Page's salary, through a management fee paid to NWCG.

  Prior to the Fox Merger, the Company and certain affiliates of Mafco were afforded coverage under selected common insurance policies obtained by a subsidiary of Mafco. The Company paid Mafco for its allocable portion of the cost of this insurance coverage.

  Andrews leases and, through the Fox Merger Date, certain subsidiaries of NWE Entertainment leased certain office space in the Company's corporate offices in Atlanta, Georgia. These companies paid the Company its allocable portion of lease costs.


CERTAIN RELATIONSHIPS WITH FOX

  On the Fox Merger Date, Fox, an entity in which News Corp. has an indirect interest, acquired all of the shares of common stock of NWCG (other than shares of common stock previously owned directly or indirectly by News Corp. or any News Corp. subsidiary) in a transaction referred to as the Fox Merger (see "Business - Recent Developments").

  The Stations are affiliated with the FOX network pursuant to affiliation agreements which provide for an initial term of ten years, which term may be extended for additional successive periods of five years each by agreement of the Fox Broadcasting Company, which operates the FOX network, and the Company. The affiliation agreements provide for the carriage by the Company stations of FOX network programming during certain specified time periods and otherwise contain terms customary for such agreements.

  The Stations license certain programming from a unit of the Fox Television division of News Corp. Such licensing agreements currently in effect were established prior to the Fox Merger.

  The Company and its subsidiaries are insured under policies maintained by News America Holdings Incorporated and Fox, Inc., both of which are indirect wholly owned subsidiaries of News Corp. During 1997, Fox will begin to provide health and retirement benefits to the employees of the Company and its subsidiaries under plans administered by Fox, Inc. The Company and its subsidiaries will reimburse Fox for the portion of such costs attributable to the Company and its subsidiaries.


CERTAIN OTHER RELATIONSHIPS

  Certain executives of NW Television were also executives of, and received a salary from, GHI Sub, a former affiliate of NW Television. See "Item 11, Executive Compensation -- Employment Agreements." In addition, pursuant to a reimbursement agreement, NW Television was obligated to reimburse GHI Sub for payments made by GHI relating to certain operating expenses of NW Television and for a portion of the cost of certain employee benefits provided by GHI Sub to certain employees. The reimbursement agreement also provided that so long as NW Television remained obligated to pay the salaries of certain employees, including those set forth in "Item 11, Executive Compensation -- Employment Agreements," GHI Sub would reimburse NW Television for $175,000 of these employees salaries. As of December 31, 1994, the reimbursement agreement was terminated.

  The Company, NWCG and NW Acquisition share compensation costs for certain employees and certain other corporate costs. These costs totaled $40.5 million, $20.4 million and $23.2 million in 1996, 1995 and 1994, respectively. The Company's portion of these total costs was $16.0 million, $7.0 million and $6.9 million in 1996, 1995 and 1994, respectively. Amounts payable or receivable from related parties associated with these costs are settled periodically.

  In connection with the overall business strategy to participate in an integrated entertainment company capable of developing, producing and distributing television programming, the Company may invest in ventures which produce and distribute television programming, operate a national advertising and/or sales representation firm or syndicate programming (each, a "Program Co"). Certain of the Company's agreements, including the debt agreements, place limitations on the Company's financial and business relationships with a Program Co and with Andrews. As permitted under the Company's debt agreements, the Company made an aggregate investment of $30.0 million in preferred stock and debt of NW Entertainment, which for purposes of the Company's debt agreements is a Program Co. The Company received interest income of $2.4 million, $1.6 million and $.7 million from NW Entertainment related to this investment in 1996, 1995 and 1994, respectively.

  The Company licenses programming from NW Entertainment. Film assets and film liabilities related to the programming licensed from NW Entertainment were $2.3 million and $2.2 million, respectively, at December 31, 1996 and $1.8 million and $2.0 million, respectively, at December 31, 1995. The Company made film payments to NW Entertainment of $2.9 million, $2.8 million, and $.8 million during the years ended 1996, 1995 and 1994, respectively.

  In May, 1994, the Company replaced its outside advertising representation firms with New World Sales and Marketing, a wholly-owned subsidiary of NW Entertainment. The Company paid or accrued commissions to New World Sales and Marketing of $7.7 million, $7.5 million, and $4.2 million for the years ended 1996, 1995 and 1994, respectively.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                       ----
(a)    (1)  Financial Statements commence on p. 16
       (2)  Supplemental Financial Statement Schedule
            Report of Independent Auditors............................  S-1
            Schedule II -- Valuation and Qualifying Accounts..........  S-2
       (3)  Exhibits


EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT
------           -----------------------

  2.1  --   Debtors' Joint Plan of Reorganization, dated March 4, 1993 as filed by NW Television ("NW Television"), GCI Partners, SCI-GP Corp. and
            GCI-GP, Inc. (collectively, the "Debtors") (incorporated by reference to Exhibit 2.1 of the NW Television Registration Statement
            on Form S-1 (No. 33-64546) relating to NW Television's 11% Notes
            (the "NW Television Registration Statement")).
  2.2  --   Debtors' Modification to the Debtors' Joint Plan of Reorganization,
            dated April 29, 1993 (incorporated by reference to Exhibit 2.2 of the NW Television Registration Statement).
  2.3  --   Debtors' Further Modifications to the Debtors' Joint Plan of
            Reorganization, dated May 3, 1993 (incorporated by reference to
            Exhibit 2.3 of the NW Television Registration Statement).
  2.4  --   Debtors' Additional Modifications to the Debtors' Joint Plan of
            Reorganization, dated May 6, 1993 (incorporated by reference to
            Exhibit 2.4 of the NW Television Registration Statement).
  2.5  --   Settlement Agreement, dated May 5, 1993 (incorporated by reference to Exhibit 2.5 of the NW Television Registration Statement).
  2.6  --   Stipulation Regarding Implementation of Settlement Agreement and
            Resolution of Investment Advisor's Claim, dated May 25, 1993
            (incorporated by reference to Exhibit 2.6 of the NW Television
            Registration Statement).
  2.7  --   Disclosure Statement, dated January 19, 1993 (incorporated by reference to Exhibit 2.7 of the NW Television Registration
            Statement).
  2.8  --   Disclosure Statement Supplement, dated February 12, 1993
            (incorporated by reference to Exhibit 2.8 of the NW Television
            Registration Statement).
  2.9  --   Disclosure Statement Second Supplement, dated February 19, 1993
            (incorporated by reference to Exhibit 2.9 of the NW Television
            Registration Statement).
 2.10  --   Agreement and Plan of Reorganization and Merger, dated as of
            November 23, 1993, by and among NW Television, Andrews Group, the
            Registrant and Merger Sub (the "Agreement and Plan of Reorganization
            and Merger") (incorporated by reference to Exhibit 2.11 of the NWCG
            Registration Statement on Form S-1 (No. 33-72738) relating to the registration of certain securities (the "NWCG Registration
            Statement")).
 2.11  --   Amendment to Agreement and Plan of Reorganization and Merger, dated as of February 10, 1994 (incorporated by reference to Exhibit 2.11C of the NWCG Registration Statement).
 2.12  --   Memorandum of Understanding among New World Communications Group,
            Incorporated ("NWCG"), NWCG (Parent ) Holdings Corporation
            ("NWCGP"), NWCG Holdings Corporation (the "Company") and The News
            Corporation Limited ("News Corp."), dated as of July 17, 1996
            (incorporated by reference to Exhibit 2.1 of the NWCG Form 8-K, dated July 17, 1996).

EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT
------           -----------------------

  2.13 --   Agreement and Plan of Merger, dated as of September 24, 1996, by and among NWCG, News Corp., Fox Television Stations, Inc. ("Fox") and
            Fox Acquisition Co., Inc. ("Fox Merger Sub") (incorporated by reference to Exhibit 2.2 of the NWCG Form 8-K, dated September 24,
            1996).
  2.14 --   Stock Purchase Agreement, dated as of September 24, 1996, by and among NWCGP, News Corp. and Fox (incorporated by reference to
            Exhibit 2.3 of the NWCG Form 8-K, dated September 24, 1996).
  3.1  --   Amended and Restated Certificate of Incorporation of NW Television
            (incorporated by reference to Exhibit 3.1 of the NW Television 1994
            Form 10-K).
  3.2  --   Amended and Restated Bylaws of (incorporated by reference to Exhibit
            3.2 of the NW Television 1994 Form 10-K).
  4.1  --   Indenture, dated as of May 25, 1993, by and between NW Television, as Issuer, and Continental Bank, National Association, as Trustee
            (incorporated by reference to Exhibit 4.1 of the NW Television
            Registration Statement).
  4.2  --   Indenture, dated as of May 25, 1993, by and between NW Television, as Issuer, and NationsBank of Georgia, National Association, as
            Trustee (incorporated by reference to Exhibit 4.2 of the NW
            Television Registration Statement).
  4.3  --   Collateral Trust and Intercreditor Agreement, dated as of May 25,
            1993, among NW Television, the Secured Party Representatives named therein, and Chemical Bank, as Collateral Trustee (incorporated by reference to Exhibit 4.3 of the NW Television Registration
            Statement).
  4.4  --   SCI Pledge and Security Agreement, dated as of May 25, 1993, by and between NW Television, as Pledgor, and Chemical Bank, as Collateral
            Trustee (incorporated by reference to Exhibit 4.4 of the NW
            Television Registration Statement).
  4.5  --   Subsidiary Pledge and Security Agreement by New World Communications
            of Atlanta, Inc. in favor of and for the benefit of NW Television, dated May 25, 1993 (incorporated by reference to Exhibit 4.5A of the
            NW Television Registration Statement).
  4.7  --   Subsidiary Pledge and Security Agreement by New World Communications
            of Milwaukee, Inc. in favor of and for the benefit of NW Television, dated as of May 24, 1993 (incorporated by reference to Exhibit 4.5C of the NW Television Registration Statement).
  4.8  --   Subsidiary Pledge and Security Agreement by New World Communications
            of Detroit, Inc. in favor of and for the benefit of NW Television, dated May 25, 1993 (incorporated by reference to Exhibit 4.5D of the
            NW Television Registration Statement).
  4.9  --   Subsidiary Pledge and Security Agreement by New World Communications
            of Ohio, Inc. in favor of and for the benefit of NW Television, dated May 24, 1993 (incorporated by reference to Exhibit 4.5E of the NW Television Registration Statement).
  4.10  --  Subsidiary Pledge and Security Agreement by NW Communications of San
            Diego, Inc. in favor of and for the benefit of NW Television, dated as of May 25, 1993 (incorporated by reference to Exhibit 4.5F of the NW Television Registration Statement).
  4.11  --  Subsidiary Pledge and Security Agreement by New World Communications
            of Tampa, Inc. in favor of and for the benefit of NW Television, dated as of May 25, 1993 (incorporated by reference to Exhibit 4.5G of the NW Television Registration Statement).
  4.12  --  Deed to Secure Debt, Security Agreement, Financing Statement and
            Assignment of Rents made May 25, 1993 by New World Communications of
            Atlanta, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5H of the NW Television Registration Statement).
  4.14  --  Mortgage, Security Agreement, Financing Statement and Assignment of
            Rents made May 25, 1993 by New World Communications of Milwaukee,
            Inc. in favor of NW Television (incorporated by reference to Exhibit
            4.5J of the NW Television Registration Statement).

EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT
------           -----------------------

  4.15 -- Mortgage, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by New World Communications of Detroit, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5K of the NW Television Registration Statement).
  4.16 -- Mortgage, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by New World Communications of Ohio, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5L of the NW Television Registration Statement).
  4.17 -- Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by NW Communications of San Diego, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5M of the NW Television Registration Statement).
  4.18 -- Mortgage, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by New World Communications of Tampa, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5N of the NW Television Registration Statement).
  4.19 -- New Intercompany Note made by New World Communications of Atlanta, Inc. in favor of NW Television in the principal amount of $16,700,000, dated May 25, 1993 (incorporated by reference to
            Exhibit 4.5O of the NW Television Registration Statement).
  4.20 -- Amended and Restated Intercompany Note made by New World Communications of Atlanta, Inc. in favor of NW Television in the principal amount of $161,500,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5P of the NW Television Registration Statement).
  4.23 -- New Intercompany Note made by New World Communications of Milwaukee, Inc. in favor of NW Television in the principal amount of $14,300,000, dated May 25, 1993 (incorporated by reference to
            Exhibit 4.5S of the NW Television Registration Statement).
  4.24 -- Amended and Restated Intercompany Note made by New World Communications of Milwaukee, Inc. in favor of NW Television in the principal amount of $11,600,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5T of the NW Television Registration Statement).
  4.25 -- New Intercompany Note made by New World Communications of Detroit, Inc. in favor of NW Television in the principal amount of $18,400,000, dated May 25, 1993 (incorporated by reference to
            Exhibit 4.5U of the NW Television Registration Statement).
  4.26 -- Amended and Restated Intercompany Note made by New World Communications of Detroit, Inc. in favor of NW Television in the principal amount of $39,100,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5V of the NW Television Registration Statement).
  4.27 -- New Intercompany Note made by New World Communications of Ohio, Inc. in favor of NW Television in the Principal amount of $14,500,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5W of the NW Television Registration Statement).
  4.28 -- Amended and Restated Intercompany Note made by New World Communications of Ohio, Inc. in favor of NW Television in the principal amount of $75,000,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5X of the NW Television Registration Statement).
  4.29 -- New Intercompany Note made by NW Communications of San Diego, Inc. in favor of NW Television in the principal amount of $13,300,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5Y of the NW Television Registration Statement).
  4.30 -- Amended and Restated Intercompany Note made by NW Communications of San Diego, Inc. in favor of NW Television in the principal amount of $75,000,000, dated May 25, 1993 (incorporated by reference to
            Exhibit 4.5Z of the NW Television Registration Statement).
  4.31 -- Intercompany Note made by New World Communications of Tampa, Inc. in favor of NW Television in the principal amount of $65,000,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5AA of the NW Television Registration Statement).
  4.32 -- Junior Subordinated Intercompany Note made by New World Communications of Tampa, Inc. in favor of NW Television in the principal amount of $64,800,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5BB of the NW Television Registration Statement).

EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT
------           -----------------------

  4.33 -- Stockholders Agreement, dated as of May 25, 1993, among NW Television, Andrews Group Incorporated, and the Initial Executing Stockholders listed therein and assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger filed as Exhibit 2.10 hereto (incorporated by reference to Exhibit 4.6 of the NW Television Registration Statement).
  4.34 -- Registration Rights Agreement, dated as of May 25, 1993, among NW Television, and the Stockholders, Warrantholders, and Debtholders listed on the Signature Pages thereto and assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger filed as Exhibit 2.10 hereto (incorporated by reference to Exhibit 4.7 of the NW Television Registration Statement).
  4.35 -- New Equity Stock Subscription Agreement, dated as of January 26, 1993, by and between NW Television and Andrews Group Incorporated, as amended January 29, 1993 and February 11, 1993 (incorporated by reference to Exhibit 4.8 of the NW Television Registration Statement).
  4.36 -- Purchase Agreement, dated May 20, 1993, among NW Television, Andrews Group Incorporated for the limited purpose of acknowledging the agreement set forth in Section 2 thereto and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.9 of the NW Television Registration Statement).
  4.37 -- Registration Agreement, dated May 20, 1993, by and between NW Television and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.10 of the NW Television Registration Statement).
  4.38 -- Form of Class A Warrant of NW Television assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger (incorporated by reference to Exhibit 4.11 of the NW Television Registration Statement).
  4.39 -- Form of Class B Warrant of NW Television assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger (incorporated by reference to Exhibit 4.12 of the NW Television Registration Statement).
  4.40 -- Form of Class A, Series 2 Warrants of the Registrant (incorporated by reference to Exhibit 4.38A of the NWCG Registration Statement).
  10.1 -- Credit Agreement, dated as of May 25, 1993, among NW Television, the Lenders listed therein and Canadian Imperial Bank of Commerce New York Agency, as Agent (incorporated by reference to Exhibit 10.1 of the NW Television Registration Statement).
  10.2 -- First Amendment, dated as of December 22, 1993, by and among NW Television, the Institutions listed on the Signature Pages thereof and Canadian Imperial Bank of Commerce New York Agency (incorporated by reference to Exhibit 10.1A of the NW Television Registration Statement).
  10.3 -- Affiliation Agreement dated as of June 26, 1995 by and between National Broadcasting Company, Inc. and NW Communications of San Diego, Inc.
  10.4 -- Affiliation Agreement by and between Fox Broadcasting Company and WJBK License, Inc. (incorporated by reference to Exhibit 10.0 of NWCG Holdings Corporation Registration Statement on Form S-1 (No.33-82274) relating to NWCG Holdings Corporation Senior Discount Notes (the "Holdings Registration Statement")).
  10.5 -- Affiliation Agreement by and between Fox Broadcasting Company and WAGA License, Inc. (incorporated by reference to Exhibit 10.10 of the Holdings Registration Statement).
  10.6 -- Affiliation Agreement by and between Fox Broadcasting Company and WJW License, Inc. (incorporated by reference to Exhibit 10.11 of the Holdings Registration Statement).
  10.7 -- Affiliation Agreement by and between Fox Broadcasting Company and TVT License, Inc. (incorporated by reference to Exhibit 10.12 of the Holdings Registration Statement).
  10.8 -- Affiliation Agreement by and between Fox Broadcasting Company and WITI License, Inc. (incorporated by reference to Exhibit 10.13 of the Holdings Registration Statement).
  10.9 -- Affiliation Agreement by and between Fox Broadcasting Company and KSAZ License, Inc. (incorporated by reference to Exhibit 10.14 of the Holdings Registration Statement).

EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT
------           -----------------------

 10.10  --  Affiliation Agreement by and between Fox Broadcasting Company and
            WDAF License, Inc. (incorporated by reference to Exhibit 10.15 of the Holdings Registration Statement).
 10.11  --  Employment Agreement, dated as of May 25, 1993, by and between NW
            Television and Robert E. Selwyn, Jr. (incorporated by reference to
            Exhibit 10.9 of the NW Television Registration Statement).
 10.13  --  Employment Agreement, dated as of May 25, 1993, by and between NW
            Television and Larry D. Haugen (incorporated by reference to Exhibit
            10.11 of the NW Television Registration Statement).
 10.14  --  Employment Agreement, dated as of May 25, 1993, by and between NW
            Television and James G. Gorman (incorporated by reference to Exhibit
            10.12 of the NW Television Registration Statement).
 10.15  --  Employment Agreement, dated as of May 24, 1993, by and between NW
            Television and David A. Ramon (incorporated by reference to Exhibit
            10.13 of the NW Television Registration Statement).
 10.16  --  Employment Agreement, dated as of May 25, 1993, by and between NW
            Television and George N. Gillett, Jr. (incorporated by reference to
            Exhibit 10.14 of the NW Television Registration Statement).
 10.17  --  Amended Employment Agreement, dated December 31, 1994, between the
            Registrant and David A. Ramon (incorporated by reference to exhibit
            10.17 of the NW Television 1994 Form 10-K).
 10.18  --  Merger Agreement, by and between the Company and Viacom
            International Inc., dated as of November 28, 1994 (with respect to the sale of WSBK-TV) (incorporated by reference to Exhibit 1 of the NW Television Form 8-K dated March 7, 1995).
 10.19  --  Employment Agreement, dated as of January 1, 1996, by and between the Company and Farrell Reynolds (incorporated by reference to exhibit 10.1 of the New World Communications Group Incorporated form 10-Q for the quarter ended March 31, 1996).
 10.20  --  NWCG Parent Voting Agreement, dated as of September 24, 1996, among
            Fox, NWCGP and NWCG Holdings (incorporated by reference to Exhibit
            10.1 of the NWCG Form 8-K dated September 24, 1996).
 10.21  --  Apollo Voting Agreement, dated as of September 24, 1996, among Fox,
            News Corp. and Apollo Advisors L.P. ("Apollo") (incorporated by reference to Exhibit 10.2 of the NWCG Form 8-K dated September 24,
            1996).
 10.22  --  Guaranty, dated as of September 24, 1996, entered into by News Corp.
            in favor of NWCG Holdings, NWCGP, Mafco Holdings Inc. ("Mafco"), 1440 Sepulveda Limited Partnership ("1440") and Andrews Group Inc. ("Andrews") (incorporated by reference to Exhibit 10.3 of the NWCG Form 8-k dated September 24, 1996).
 10.23  --  Guaranty, dated as of September 24, 1996, entered into by Mafco in favor of News Corp. and Fox (incorporated by reference to Exhibit
            10.4 of the NWCG Form 8-K dated September 24, 1996).
  21.1  --  Subsidiaries of the Registrant.
  24.1  --  Powers of Attorney.
  27.1  --  Financial Data Schedule (for SEC use only).


(b)  Reports filed on Form 8-K:

         September 24, 1996 (Items 1 and 7)
         November 20, 1996 (Items 2 and 7)
         January 22, 1997 (Items 1, 5 and 7)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NEW WORLD TELEVISION INCORPORATED
                                           (Registrant)



                         By:     /s/ Mitchell Stern
                              -----------------------------------------------
                                    Mitchell Stern
                                    President and
                                     Chief Operating Officer



                         By:     /s/ Lawrence Jacobson
                              -----------------------------------------------
                                    Lawrence Jacobson
                                    Executive Vice President and
                                     Assistant Treasurer



Dated:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 28, 1997 in the capacities indicated.



                                    By:  K. Rupert Murdoch*
                                       ---------------------------------------

                                         K. Rupert Murdoch
                                         Director



                                    By:  Chase Carey*
                                       ---------------------------------------

                                         Chase Carey
                                         Director



                                    By:  David F. DeVoe*
                                       ------------------------------------

                                         David F. DeVoe
                                         Director

* The undersigned by signing his name does hereby execute this Annual Report pursuant to powers of attorney filed as exhibits to the Annual Report.



                                    By:  /s/ Mitchell Stern
                                       -------------------------------------
                                         Mitchell Stern
                                         Attorney-in-fact

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholder:
New World Television Incorporated


     We have audited the consolidated financial statements of New World Television Incorporated as of December 31, 1996 and 1995 and for the three years in the period ended December 31, 1996, and have issued our report thereon dated March 7, 1997 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14a(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                               /s/ ERNST & YOUNG LLP



Atlanta, Georgia
March 7, 1997

                                                                     SCHEDULE II


                       NEW WORLD TELEVISION INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                             BALANCE AT                      ADDITIONS                        BALANCE AT
                                             BEGINNING                       CHARGED TO                         END OF
DESCRIPTIONS                                  OF YEAR      DISPOSITIONS       EARNINGS     DEDUCTIONS(1)         YEAR
------------                               ------------   --------------    ------------   ------------      ------------
FOR THE YEAR ENDED DECEMBER 31, 1996
Deducted from assets to which they
 apply:
Allowance for doubtful accounts           $       2,789  $          (192)  $       1,014  $       1,073     $       2,538

FOR THE YEAR ENDED DECEMBER 31, 1995
Deducted from assets to which they
 apply:
Allowance for doubtful accounts           $       3,329  $          (334)  $       1,034  $       1,240     $       2,789

FOR THE YEAR ENDED DECEMBER 31, 1994
Deducted from assets to which they
 apply:
Allowance for doubtful accounts           $       3,078  $            --   $         722  $         471     $       3,329

----------
(1)  Deductions made for purposes for which account was established.

                               INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER     DESCRIPTION OF DOCUMENT                                      PAGE
------     -----------------------                                      ----

  2.1 -- Debtors' Joint Plan of Reorganization, dated March 4, 1993 as filed by NW Television ("NW Television"), GCI Partners, SCI-GP Corp. and GCI-GP, Inc. (collectively, the "Debtors") (incorporated by reference to Exhibit 2.1 of the NW Television Registration Statement on Form S-1 (No. 33-64546) relating to NW Television's 11% Notes (the "NW Television Registration Statement")).
  2.2 -- Debtors' Modification to the Debtors' Joint Plan of Reorganization, dated April 29, 1993 (incorporated by reference to Exhibit 2.2 of the NW Television Registration Statement).
  2.3 -- Debtors' Further Modifications to the Debtors' Joint Plan of Reorganization, dated May 3, 1993 (incorporated by reference to
           Exhibit 2.3 of the NW Television Registration Statement).
  2.4 -- Debtors' Additional Modifications to the Debtors' Joint Plan of Reorganization, dated May 6, 1993 (incorporated by reference to
           Exhibit 2.4 of the NW Television Registration Statement).
  2.5  --  Settlement Agreement, dated May 5, 1993 (incorporated by reference to
           Exhibit 2.5 of the NW Television Registration Statement).
  2.6 -- Stipulation Regarding Implementation of Settlement Agreement and Resolution of Investment Advisor's Claim, dated May 25, 1993 (incorporated by reference to Exhibit 2.6 of the NW Television Registration Statement).
  2.7 -- Disclosure Statement, dated January 19, 1993 (incorporated by reference to Exhibit 2.7 of the NW Television Registration Statement).
  2.8 -- Disclosure Statement Supplement, dated February 12, 1993 (incorporated by reference to Exhibit 2.8 of the NW Television Registration Statement).
  2.9 -- Disclosure Statement Second Supplement, dated February 19, 1993 (incorporated by reference to Exhibit 2.9 of the NW Television Registration Statement).
 2.10 -- Agreement and Plan of Reorganization and Merger, dated as of November 23, 1993, by and among NW Television, Andrews Group, the Registrant and Merger Sub (the "Agreement and Plan of Reorganization and Merger") (incorporated by reference to Exhibit 2.11 of the NWCG Registration Statement on Form S-1 (No. 33-72738) relating to the registration of certain securities (the "NWCG Registration Statement")).
 2.11 -- Amendment to Agreement and Plan of Reorganization and Merger, dated as of February 10, 1994 (incorporated by reference to Exhibit 2.11C of the NWCG Registration Statement).
 2.12 -- Memorandum of Understanding among New World Communications Group Incorporated ("NWCG"), NWCG (Parent ) Holdings Corporation ("NWCGP"), NWCG Holdings Corporation (the "Company") and The News Corporation Limited ("News Corp."), dated as of July 17, 1996 (incorporated by reference to Exhibit 2.1 of the NWCG Form 8-K, dated July 17, 1996).
 2.13 -- Agreement and Plan of Merger, dated as of September 24, 1996, by and among NWCG, News Corp., Fox Television Stations, Inc. ("Fox") and Fox Acquisition Co., Inc. ("Fox Merger Sub") (incorporated by reference to Exhibit 2.2 of the NWCG Form 8-K, dated September 24, 1996).
 2.14 -- Stock Purchase Agreement, dated as of September 24, 1996, by and among NWCGP, News Corp. and Fox (incorporated by reference to Exhibit
           2.3 of the NWCG Form 8-K, dated September 24, 1996).
  3.1 -- Amended and Restated Certificate of Incorporation of NW Television (incorporated by reference to Exhibit 3.1 of the NW Television 1994 Form 10-K).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER     DESCRIPTION OF DOCUMENT                                      PAGE
------     -----------------------                                      ----


  3.2  --  Amended and Restated Bylaws of (incorporated by reference to Exhibit
           3.2 of the NW Television 1994 Form 10-K).
  4.1 -- Indenture, dated as of May 25, 1993, by and between NW Television, as Issuer, and Continental Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the NW Television Registration Statement).
  4.2 -- Indenture, dated as of May 25, 1993, by and between NW Television, as Issuer, and NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the NW Television Registration Statement).
  4.3 -- Collateral Trust and Intercreditor Agreement, dated as of May 25, 1993, among NW Television, the Secured Party Representatives named therein, and Chemical Bank, as Collateral Trustee (incorporated by reference to Exhibit 4.3 of the NW Television Registration Statement).
  4.4 -- SCI Pledge and Security Agreement, dated as of May 25, 1993, by and between NW Television, as Pledgor, and Chemical Bank, as Collateral Trustee (incorporated by reference to Exhibit 4.4 of the NW Television Registration Statement).
  4.5 -- Subsidiary Pledge and Security Agreement by New World Communications of Atlanta, Inc. in favor of and for the benefit of NW Television, dated May 25, 1993 (incorporated by reference to Exhibit 4.5A of the NW Television Registration Statement).
  4.7 -- Subsidiary Pledge and Security Agreement by New World Communications of Milwaukee, Inc. in favor of and for the benefit of NW Television, dated as of May 24, 1993 (incorporated by reference to Exhibit 4.5C of the NW Television Registration Statement).
  4.8 -- Subsidiary Pledge and Security Agreement by New World Communications of Detroit, Inc. in favor of and for the benefit of NW Television, dated May 25, 1993 (incorporated by reference to Exhibit 4.5D of the NW Television Registration Statement).
  4.9 -- Subsidiary Pledge and Security Agreement by New World Communications of Ohio, Inc. in favor of and for the benefit of NW Television, dated May 24, 1993 (incorporated by reference to Exhibit 4.5E of the NW Television Registration Statement).
 4.10 -- Subsidiary Pledge and Security Agreement by NW Communications of San Diego, Inc. in favor of and for the benefit of NW Television, dated as of May 25, 1993 (incorporated by reference to Exhibit 4.5F of the NW Television Registration Statement).
 4.11 -- Subsidiary Pledge and Security Agreement by New World Communications of Tampa, Inc. in favor of and for the benefit of NW Television, dated as of May 25, 1993 (incorporated by reference to Exhibit 4.5G of the NW Television Registration Statement).
 4.12 -- Deed to Secure Debt, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by New World Communications of Atlanta, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5H of the NW Television Registration Statement).
 4.14 -- Mortgage, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by New World Communications of Milwaukee, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5J of the NW Television Registration Statement).
 4.15 -- Mortgage, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by New World Communications of Detroit, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5K of the NW Television Registration Statement).
 4.16 -- Mortgage, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by New World Communications of Ohio, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5L of the NW Television Registration Statement).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER     DESCRIPTION OF DOCUMENT                                      PAGE
------     -----------------------                                      ----


 4.17 -- Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by NW Communications of San Diego, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5M of the NW Television Registration Statement).
 4.18 -- Mortgage, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by New World Communications of Tampa, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5N of the NW Television Registration Statement).
 4.19 -- New Intercompany Note made by New World Communications of Atlanta, Inc. in favor of NW Television in the principal amount of $16,700,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5O of the NW Television Registration Statement).
 4.20 -- Amended and Restated Intercompany Note made by New World Communications of Atlanta, Inc. in favor of NW Television in the principal amount of $161,500,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5P of the NW Television Registration Statement).
 4.23 -- New Intercompany Note made by New World Communications of Milwaukee, Inc. in favor of NW Television in the principal amount of $14,300,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5S of the NW Television Registration Statement).
 4.24 -- Amended and Restated Intercompany Note made by New World Communications of Milwaukee, Inc. in favor of NW Television in the principal amount of $11,600,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5T of the NW Television Registration Statement).
 4.25 -- New Intercompany Note made by New World Communications of Detroit, Inc. in favor of NW Television in the principal amount of $18,400,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5U of the NW Television Registration Statement).
 4.26 -- Amended and Restated Intercompany Note made by New World Communications of Detroit, Inc. in favor of NW Television in the principal amount of $39,100,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5V of the NW Television Registration Statement).
 4.27 -- New Intercompany Note made by New World Communications of Ohio, Inc. in favor of NW Television in the Principal amount of $14,500,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5W of the NW Television Registration Statement).
 4.28 -- Amended and Restated Intercompany Note made by New World Communications of Ohio, Inc. in favor of NW Television in the principal amount of $75,000,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5X of the NW Television Registration Statement).
 4.29 -- New Intercompany Note made by NW Communications of San Diego, Inc. in favor of NW Television in the principal amount of $13,300,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5Y of the NW Television Registration Statement).
 4.30 -- Amended and Restated Intercompany Note made by NW Communications of San Diego, Inc. in favor of NW Television in the principal amount of $75,000,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5Z of the NW Television Registration Statement).
 4.31 -- Intercompany Note made by New World Communications of Tampa, Inc. in favor of NW Television in the principal amount of $65,000,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5AA of the NW Television Registration Statement).
 4.32 -- Junior Subordinated Intercompany Note made by New World Communications of Tampa, Inc. in favor of NW Television in the principal amount of $64,800,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5BB of the NW Television Registration Statement).
 4.33 -- Stockholders Agreement, dated as of May 25, 1993, among NW Television, Andrews Group Incorporated, and the Initial Executing Stockholders listed therein and assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger filed as Exhibit 2.10 hereto (incorporated by reference to Exhibit 4.6 of the NW Television Registration Statement).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER     DESCRIPTION OF DOCUMENT                                      PAGE
------     -----------------------                                      ----

 4.34 -- Registration Rights Agreement, dated as of May 25, 1993, among NW Television, and the Stockholders, Warrantholders, and Debtholders listed on the Signature Pages thereto and assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger filed as Exhibit 2.10 hereto (incorporated by reference to Exhibit 4.7 of the NW Television Registration Statement).
 4.35 -- New Equity Stock Subscription Agreement, dated as of January 26, 1993, by and between NW Television and Andrews Group Incorporated, as amended January 29, 1993 and February 11, 1993 (incorporated by reference to Exhibit 4.8 of the NW Television Registration Statement).
 4.36 -- Purchase Agreement, dated May 20, 1993, among NW Television, Andrews Group Incorporated for the limited purpose of acknowledging the agreement set forth in Section 2 thereto and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.9 of the NW Television Registration Statement).
 4.37 -- Registration Agreement, dated May 20, 1993, by and between NW Television and Bear, Stearns & Co. Inc. (incorporated by reference to
           Exhibit 4.10 of the NW Television Registration Statement).
 4.38 -- Form of Class A Warrant of NW Television assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger (incorporated by reference to Exhibit 4.11 of the NW Television Registration Statement).
 4.39 -- Form of Class B Warrant of NW Television assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger (incorporated by reference to Exhibit 4.12 of the NW Television Registration Statement).
 4.40 -- Form of Class A, Series 2 Warrants of the Registrant (incorporated by reference to Exhibit 4.38A of the NWCG Registration Statement).
 10.1 -- Credit Agreement, dated as of May 25, 1993, among NW Television, the Lenders listed therein and Canadian Imperial Bank of Commerce New York Agency, as Agent (incorporated by reference to Exhibit 10.1 of the NW Television Registration Statement).
 10.2 -- First Amendment, dated as of December 22, 1993, by and among NW Television, the Institutions listed on the Signature Pages thereof and Canadian Imperial Bank of Commerce New York Agency (incorporated by reference to Exhibit 10.1A of the NW Television Registration Statement).
 10.3 -- Affiliation Agreement dated as of June 26, 1995 by and between National Broadcasting Company, Inc. and NW Communications of San Diego, Inc.
 10.4 -- Affiliation Agreement by and between Fox Broadcasting Company and WJBK License, Inc. (incorporated by reference to Exhibit 10.0 of NWCG Holdings Corporation Registration Statement on Form S-1 (No.33-82274) relating to NWCG Holdings Corporation Senior Discount Notes (the "Holdings Registration Statement")).
 10.5 -- Affiliation Agreement by and between Fox Broadcasting Company and WAGA License, Inc. (incorporated by reference to Exhibit 10.10 of the Holdings Registration Statement).
 10.6 -- Affiliation Agreement by and between Fox Broadcasting Company and WJW License, Inc. (incorporated by reference to Exhibit 10.11 of the Holdings Registration Statement).
 10.7 -- Affiliation Agreement by and between Fox Broadcasting Company and TVT License, Inc. (incorporated by reference to Exhibit 10.12 of the Holdings Registration Statement).
 10.8 -- Affiliation Agreement by and between Fox Broadcasting Company and WITI License, Inc. (incorporated by reference to Exhibit 10.13 of the Holdings Registration Statement).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER     DESCRIPTION OF DOCUMENT                                      PAGE
------     -----------------------                                      ----

 10.9 -- Affiliation Agreement by and between Fox Broadcasting Company and KSAZ License, Inc. (incorporated by reference to Exhibit 10.14 of the Holdings Registration Statement).
 10.10 -- Affiliation Agreement by and between Fox Broadcasting Company and WDAF License, Inc. (incorporated by reference to Exhibit 10.15 of the Holdings Registration Statement).
 10.11 -- Employment Agreement, dated as of May 25, 1993, by and between NW Television and Robert E. Selwyn, Jr. (incorporated by reference to
           Exhibit 10.9 of the NW Television Registration Statement).
 10.13 -- Employment Agreement, dated as of May 25, 1993, by and between NW Television and Larry D. Haugen (incorporated by reference to Exhibit
           10.11 of the NW Television Registration Statement).
 10.14 -- Employment Agreement, dated as of May 25, 1993, by and between NW Television and James G. Gorman (incorporated by reference to Exhibit
           10.12 of the NW Television Registration Statement).
 10.15 -- Employment Agreement, dated as of May 24, 1993, by and between NW Television and David A. Ramon (incorporated by reference to Exhibit
           10.13 of the NW Television Registration Statement).
 10.16 -- Employment Agreement, dated as of May 25, 1993, by and between NW Television and George N. Gillett, Jr. (incorporated by reference to
           Exhibit 10.14 of the NW Television Registration Statement).
 10.17 -- Amended Employment Agreement, dated December 31, 1994, between the Registrant and David A. Ramon (incorporated by reference to exhibit
           10.17 of the NW Television 1994 Form 10-K).
 10.18 -- Merger Agreement, by and between the Company and Viacom International Inc., dated as of November 28, 1994 (with respect to the sale of WSBK-TV) (incorporated by reference to Exhibit 1 of the NW Television Form 8-K dated March 7, 1995).
 10.19 -- Employment Agreement, dated as of January 1, 1996, by and between the Company and Farrell Reynolds (incorporated by reference to exhibit
           10.1 of the New World Communications Group Incorporated form 10-Q for the quarter ended March 31, 1996).
 10.20 -- NWCG Parent Voting Agreement, dated as of September 24, 1996, among Fox, NWCGP and NWCG Holdings (incorporated by reference to Exhibit
           10.1 of the NWCG Form 8-K dated September 24, 1996).
 10.21 -- Apollo Voting Agreement, dated as of September 24, 1996, among Fox, News Corp. and Apollo Advisors L.P. ("Apollo") (incorporated by reference to Exhibit 10.2 of the NWCG Form 8-K dated September 24,
           1996).
 10.22 -- Guaranty, dated as of September 24, 1996, entered into by News Corp. in favor of NWCG Holdings, NWCGP, Mafco Holdings Inc. ("Mafco"), 1440 Sepulveda Limited Partnership ("1440") and Andrews Group Inc. ("Andrews") (incorporated by reference to Exhibit 10.3 of the NWCG Form 8-k dated September 24, 1996).
 10.23 -- Guaranty, dated as of September 24, 1996, entered into by Mafco in favor of News Corp. and Fox (incorporated by reference to Exhibit
           10.4 of the NWCG Form 8-K dated September 24, 1996).
  21.1  -- Subsidiaries of the Registrant.
  24.1  -- Powers of Attorney.
  27.1  -- Financial Data Schedule (for SEC use only)